Form 10-K
period 1993-12-31
BERKSHIRE HATHAWAY INC /DE/
filed 1994-03-30
CIK 109694

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                           FOR THE FISCAL YEAR PERIOD ENDED December 31, 1993

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM __________________TO__________________

                   COMMISSION FILE NUMBER 1-10125

                               BERKSHIRE HATHAWAY INC.
                 (Exact name of registrant as specified in its
                                      charter)

                   Delaware                               04 2254452
                   --------                               ----------
         State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization               Identification number)

       1440 Kiewit Plaza, Omaha, Nebraska                    68131
       ----------------------------------                    -----
     (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code   (402) 346-1400

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
Common Stock, $5.00 Par Value                 New York Stock Exchange
- -----------------------------                 -----------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
filing requirements for the past 90 days.   Yes X   No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant - $10,435,387,500*

Indicate number of shares outstanding of each
of the Registrant's classes of common stock:
March 30, 1994 -- common stock, $5 par value  . . . . . . . . . 1,177,750 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

              Document                                     Incorporated In
              --------                                     ---------------
   Proxy Statement for Registrant's
Annual Meeting to be held April 25, 1994                       Part III

* This aggregate value is computed at the last sale price of the common stock on March 21, 1994. It does not include the value of 551,000 shares held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

                                     Part I


ITEM 1.  BUSINESS

      Berkshire Hathaway Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these is the property and casualty insurance business conducted nationwide on a primary or direct basis and worldwide on a reinsurance basis through a number of subsidiaries collectively referred to in this report as the Berkshire Hathaway Insurance Group.

      Additionally, Berkshire Hathaway Inc. publishes the Buffalo News, a daily and Sunday newspaper in upstate New York. Other business activities conducted by non-insurance subsidiaries include publication and distribution of encyclopedias and related educational and instructional material (World Book and Childcraft products), manufacture and marketing of home cleaning systems and related accessories (sold principally under the Kirby name), manufacture and sale of boxed chocolates and other confectionery products (See's Candies), retailing of home furnishings (Nebraska Furniture Mart), manufacture and distribution of uniforms (Fechheimer Brothers Company) and manufacture, import and distribution of footwear (H. H. Brown Shoe Company, Lowell Shoe, Inc. and Dexter Shoe Company). Berkshire also owns a number of other businesses engaged in a variety of activities, as identified herein.

      Operating decisions for the various Berkshire businesses are made by managers of the business units. Investment decisions and all other capital allocation decisions are made for Berkshire and its subsidiaries by Warren E. Buffett, in consultation with Charles T. Munger. Mr. Buffett is Chairman and Mr. Munger is Vice Chairman of Berkshire's Board of Directors.

PROPERTY AND CASUALTY INSURANCE AND REINSURANCE BUSINESS

      Berkshire's insurance and reinsurance business is conducted by 14 separate subsidiaries, the largest of which is National Indemnity Company ("National Indemnity") headquartered in Omaha, Nebraska.

      The Berkshire Hathaway Insurance Group maintains capital strength at unparalleled high levels, significantly higher than normal in the industry. This strength differentiates Group members from their competitors. For example, in each year since 1988 the Group's ratio of net premiums written to year-end statutory surplus was 10% or less. The industry average net premiums-to-surplus ratio from 1989 through 1992 was 140% or more. The obvious margins of safety thus provided to insureds of the Group are particularly persuasive in marketing of individually negotiated insurance and reinsurance contracts.

      On a primary or direct basis (policies issued in the name of, and to the insured party) several of the subsidiary members underwrite multiple lines of principally casualty coverages nationwide for primarily commercial accounts. The primary or direct business is written through insurance agents and brokers. The traditional business of National Indemnity has been largely in providing liability coverages for commercial truck and bus operators and related commercial transportation activities that require specialized underwriting knowledge and techniques. This business is referred to internally as the National Indemnity Primary Group. The Commercial Casualty Division and the Professional Liability and Special Risk Division, each with offices in Stamford, Connecticut, solicit and underwrite especially large or unusual risks. Other member companies market various commercial coverages for standard risks to principally residents of a single state. These operations are referred to as the "homestate" operations. Cypress Insurance Company, a specialty carrier domiciled in California, provides workers' compensation insurance to employers in that state.

      Premium rates for the business peaked in 1986 and have generally decreased annually thereafter. Because of the lower rates, National Indemnity Primary Group members have written substantially less of this business since 1986. Similarly, writings by the Group's homestate operations have decreased because of lower premium rates and the disciplined underwriting practices of the members that causes their rejection of underpriced risks. The aggregate amount of primary or direct insurance premiums written in recent years by these Group members has stabilized, although at less than one quarter the amount written in 1986.

      Generally, no improvement in prices is foreseen for 1994. Except for modest increases in premium volume expected from continuing expansion of homestate operations into additional states and refocused marketing efforts in the California workers' compensation business, primary or direct business is likely to be little changed from 1993.

      At the end of 1992, Berkshire acquired 82% of Central States Indemnity Co. of Omaha ("CSI"). CSI offers credit card insurance from its offices located in Omaha, Nebraska. CSI insures the credit card debt of policyholders if the policyholders become disabled or unemployed. The credit insurance is marketed to individuals through credit card issuers nationwide.

      The Reinsurance Division of National Indemnity in Stamford, Connecticut provides excess of loss and quota share treaty reinsurance to other property/casualty insurers and reinsurers. Minimal organizational resources, but huge financial resources, are currently devoted to this business. In contrast to the previously discussed trend of lower primary or direct insurance underwriting activity, the amount of business derived from reinsurance activity increased significantly. The increase in reinsurance assumed premiums began in 1985, when National Indemnity entered into a contract providing reinsurance coverage to Fireman's Fund Insurance Companies ("FFIC"), for a period of four years, for 7% of FFIC's entire book of business.

      In recent years, non-traditional reinsurance products -- finite-risk contracts -- have become increasingly significant in the property/casualty insurance marketplace. Those terms refer to reinsurance agreements, whose terms provide essentially traditional coverages but also may contractually establish minimum and maximum payouts by the reinsurer. Minimum payout requirements may originate in commutation clauses that call for repayments to the reinsureds, on specified dates, of sums not otherwise paid out by the reinsurer as losses. The amount of risk transferred, while significant, may be more limited than in the more traditional contracts. The concept of time-value-of-money is a more important element in the pricing and setting of terms for these contracts than for more traditional contracts. Transaction amounts are likely to be larger than for traditional transactions; for example, a single contract may relate to loss occurrences in a number of lines of business that span a number of years. Significant financial strength is a need of any prospective provider of the non-traditional products and Berkshire meets that need. Several of the reinsurance arrangements under which the Berkshire Hathaway Insurance Group provided coverages since 1989 were through finite-risk type contracts. Exemplary of such business, significant reinsurance assumed premiums were earned in those years from contracts, sizeable in amounts of coverage provided, but few in number, that indemnify other insurers and reinsurers against adverse loss development of their own loss portfolios.

      During 1990, Berkshire's Insurance Group management perceived declines to be occurring in industry capacity and competition for catastrophe excess-of-loss type reinsurance coverages and consequently National Indemnity wrote coverages for a number of such risks. Management believes that in 1993 the Berkshire Hathaway Insurance Group was among the largest providers in the world of this type of coverage. The contracts may provide sizeable amounts (i.e., often in excess of $10 million) of indemnification per contract and a single event may result in payments under several contracts. This business can produce extreme volatility in reported periodic results. Accounting consequences, however, do not influence decisions of Berkshire's management with respect to this or any other business, and this fact plus the Insurance Group's above-normal-for-the-industry financial strength are believed to be the primary reasons why the Group has become a major provider of these coverages.

      Recently there has been a substantial increase in catastrophe reinsurance capacity for the industry. Most of the additional capacity has arisen from equity capital raised by newly-formed entities. The increased capacity is not likely to have an impact on the Group's business during 1994. However, Berkshire management has evidence that catastrophe reinsurance prices are beginning to deteriorate. If the price deterioration continues, it may result in a reduced volume of business being written for 1995 and possibly subsequent years.

      The increases in reinsurance assumed business in recent years have produced an exceptional increase in the amount of "float", an approximation of the net investable policyholder funds, held by the Insurance Group. The term denotes the sum of unpaid losses, unpaid loss adjustment expenses and unearned premiums, less the aggregate of premium balances receivable, amounts recoverable as reinsurance on paid and unpaid losses, deferred policy acquisition costs and deferred charges re reinsurance. Given the length of the claims payment period -- or tail -- that attaches to the reinsurance business, the increased float plus the earnings it generates will result in meaningful increases for several years in the level of the Insurance Group's investments and investment income, with some part of such increases already evident.

      Investment portfolios of insurance subsidiaries include equity securities valued at approximately $12.3 billion at December 31, 1993. Included are meaningful ownership percentages of other publicly traded companies (such as approximately 48% of the outstanding capital stock of GEICO Corporation, approximately 13% of the capital stock of Capital Cities/ABC, Inc., approximately 11% of the common stock of The Gillette Company, approximately 7% of the capital stock of The Coca-Cola Company, approximately 15% of the capital stock of The Washington Post Company, approximately 12% of the common stock of Wells Fargo & Company, approximately 14% of the capital stock of General Dynamics Corporation and common and convertible preferred stock of Salomon Inc having approximately 15% of the total voting power of that company). Much information about these publicly-owned companies is available, including that released from time to time by the companies themselves.

NON-INSURANCE BUSINESSES OF BERKSHIRE

      Registrant's seven non-insurance "reportable business segments" are described below.

      SHOES -- The size of this segment has increased dramatically since the end of 1992. In addition to H. H. Brown Shoe Company ("H. H. Brown") which was acquired in July 1991, this segment now includes Lowell Shoe, Inc. ("Lowell") acquired at the end of 1992, and Dexter Shoe Company ("Dexter"), acquired in November 1993. A description of each of these businesses follows.

      H. H. Brown manufactures, imports and markets work, safety, outdoor, western and casual footwear. Approximately 70% of H. H. Brown's revenues are derived from sales of a wide variety of work and safety shoes and boots. They are manufactured under the H. H. Brown, Carolina, Double-H Boot and other brand names as well as under private label. H. H. Brown is the leading domestic producer of steel toe safety work shoes and maintains a significant share of other markets in which it competes, namely the western boot and casual shoe market.

      In addition to manufacturing its products at three facilities located in the United States and a facility in Canada, the company sources shoes and shoe components offshore from several countries including China, Romania, India and Mexico. The company markets its products entirely within the United States and Canada through a direct sales force of just over 100. Its customer base is primarily composed of small independent retailers and wholesalers who sell to workers in a variety of industries including steel, construction, agriculture and heavy manufacturing. A significant quantity of H. H. Brown's work and military boots are sold to the United States and Canadian military, as well as to military PX's. Additionally, much of its imported footwear is sold to mass merchandisers such as K Mart, Wal Mart and Payless Shoe Co.

      H. H. Brown competes in the mid-priced segment of the work boot and shoe market. The consumer is typically a middle income industrial laborer who is required by OSHA to wear a specific type of footwear. The company's competitors in this market are typically small, domestic work boot manufacturers. Management believes that its products are competitive in terms of quality and pricing.

      On December 30, 1992, Berkshire acquired for cash all of the capital stock of Lowell and assets of certain entities formerly affiliated with Lowell (including a manufacturing facility located in Puerto Rico). Lowell manufactures and markets women's casual, service and nurses footwear. They market these products under the brand names Soft Spots, Day Lights and Nurse Mates.

      On November 7, 1993 Berkshire Hathaway Inc. consummated a merger with Dexter by reissuing 25,203 shares of its common stock held in treasury in exchange for 100% of the outstanding common stock of Dexter. Dexter manufactures and markets men's and women's casual footwear. All products are manufactured and sold under the trademark Dexter. The company specializes in the construction of Handsewns, Welts and Cements. The leather is purchased from domestic tanneries, and many of the other components used in the manufacturing process are made by Dexter.

      Dexter has four manufacturing facilities in Maine and two located in Puerto Rico. In addition to the manufacturing facilities, Dexter operates 77 factory outlet stores which are located in Maine, New Hampshire, Vermont, New York, Florida, Alabama, Georgia, Tennessee, Nevada and Puerto Rico.

      The customer base is composed of independent retailers and department stores throughout the United States. Dexter's major customers are large department stores, including J. C. Penney and Nordstroms, specialty retailers such as Famous Footwear and military PX's. Additionally, Dexter exports its products to numerous foreign countries. Dexter is recognized throughout the United States for both its dress and casual footwear and the customer is typically a middle income consumer.

      ENCYCLOPEDIAS, OTHER REFERENCE MATERIALS -- World Book publishes educational products for homes, schools, and libraries. Its chief products include: The World Book Encyclopedia, the largest-selling encyclopedia in the United States; Early World of Learning, a readiness program for preschoolers, and Information Finder, a CD-ROM (compact disc read - only format) version of the encyclopedia text. These and other educational materials are marketed in the United States and Canada by a large direct-selling force. A newly copyrighted edition of The World Book Encyclopedia is published each year. Annual products such as The World Book Year Book, Science Year and The World Book Health & Medical Annual are updating publications for owners of earlier encyclopedia editions and are sold by direct mail. An international group markets these and other specially created educational products in Australia, the United Kingdom and Ireland with a commissioned sales force, and in 41 other countries through 34 distributors.

      There is significant competition in the business of publishing and marketing encyclopedias in North America, World Book's principal geographic market. World Book's selling prices are generally lower than those of its principal competitor; World Book quality is thought to be superior to any other.

      A large portion of encyclopedia sales is made on an installment basis. Wholly-owned Berkshire subsidiaries offer financing of domestic and certain foreign consumer receivables.

      HOME CLEANING SYSTEMS -- This segment of Berkshire's business is principally represented by Kirby home cleaning systems and products, sold to approximately 700 independent authorized factory distributors in the United States and foreign countries. These factory distributors sell to the consumer or to independent authorized area distributors who sell to the consumer. Sales are made through in-the-home demonstrations by independent salespeople. Substantially all of Kirby's sales to distributors are for cash. A wholly-owned Berkshire subsidiary offers consumer financing to about 500 authorized distributors in the United States. The distributors independently establish the prices at which they offer Kirby products. Kirby and its distributors believe they offer a premium product, and it is believed that the prices are generally higher than those of most of its four major competitors. In 1992, Kirby completed the worldwide introduction of an improved model which incorporates a power-assisted drive.

      This segment also includes the Douglas Products business that manufactures specialty vacuum cleaners such as electric hand held and cordless vacuum cleaners. Channels of distribution for these products include retail discount stores, catalogue showrooms, hardware stores and department stores. Additionally, Cleveland Wood Products, a manufacturer of vacuum cleaner brushes, is included in this segment.

      CANDY -- See's produces boxed chocolates and other confectionery products with an emphasis on quality in two large kitchens in California. See's distributes its candies through its own retail stores - over 200 in number - located in 12 western and midwestern states, including Hawaii. A meaningful volume of candy business is also recorded for direct shipments made nationwide from a seasonally-varying number of quantity order distribution centers.

      Seasonality in this business is extreme. About 50% of each year's unit sales volume is generated during the last two months of the year, when quantity sales at reduced prices to businesses and other organizations augment the extremely high December shop volume.

      NEWSPAPER -- The Buffalo News, a division of Berkshire, publishes a Sunday edition and seven editions each weekday. It is the only metropolitan newspaper published daily within a ten county upstate New York distribution area that comprises one of the 50 largest primary market areas in the United States.

      Among newspapers published in those primary markets, The Buffalo News claims the highest percentage of its area household coverage, 72% on weekdays and 80% on Sundays. Berkshire management believes the "newshole" percentage (portion of the paper devoted to news) of The Buffalo News to be greater than any other dominant newspaper of its size or larger. During 1993 this percentage was 55%.

      RETAILING OF HOME FURNISHINGS -- The Nebraska Furniture Mart ("NFM") operates a home furnishing retail business from a very large - over 200,000 square feet - retail outlet and sizable warehouse facilities in Omaha, Nebraska. The business serves a trade area with a radius around Omaha of approximately 300 miles. An important feature of the business is its ability to control its costs and to produce a high business volume from offerings of significant value to its customers, while realizing highly satisfactory earnings. On December 31, 1992, NFM acquired a 360,000 square foot building and ten acres of land located adjacent to its existing retail store and warehouse. Along with providing additional warehousing facilities, a portion of the building is being used to operate a factory outlet store for manufacturers' closeouts and discontinued product lines. A 100,000 square foot appliance and electronics superstore, to be located adjacent to the main retail store, is planned for opening in the third quarter of 1994. The new store will add such products as music compact discs and an expanded computer software line to NFM's already large selection of electronics and appliances.

      UNIFORM MANUFACTURING AND DISTRIBUTION -- The Fechheimer Brothers Company manufactures its products at plants in Kentucky, Ohio, Tennessee and Texas, for marketing through about fifty company-operated retail distribution centers and by independent distributors and dealers who together serve more than 200 major metropolitan areas.

      OTHER NON-INSURANCE ACTIVITIES not identified with Berkshire business segments include the more than one dozen diverse manufacturing businesses acquired with the 1986 purchase of The Scott & Fetzer Company. The largest revenue producer of these businesses is Campbell Hausfeld/Scott Fetzer Company, which manufactures and markets a variety of products related to transmission of air and other fluids, such as air compressors and painting systems. In addition, Berkshire has an 85% interest in a long established, high volume retailer of fine jewelry, Borsheim's, in Omaha, Nebraska. The size of this operation, like several of the Scott Fetzer operations, currently precludes its classification as a "reportable business segment" of Berkshire. However, it contributes meaningful added diversity to Berkshire's activities.

      Berkshire Hathaway Inc. and subsidiaries employed approximately 22,000 persons on a full-time basis at December 31, 1993. In addition to that number of full-time employees, up to 20,000 persons may act as World Book sales representatives from time to time.

ADDITIONAL INFORMATION WITH RESPECT TO BERKSHIRE'S BUSINESSES

      The amounts of revenue, operating profit and identifiable assets attributable to each of the eight aforementioned business segments are included in Note 15 to Registrant's consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant's investments in fixed maturity and marketable equity securities is included in Notes 3 and 4 to Registrant's consolidated financial statements.

ITEM 2.  PROPERTIES

      The physical properties used by Registrant's significant business segments are summarized below:

                                                                                      Owned          Approx.
                                                                                        or           Square
    Business                 Location                      Type of Property           Leased         Footage
- -----------------    ------------------------           ---------------------         ------         -------
Company
Headquarters         Omaha, NE                          Offices                       Leased           4,000

Insurance            Omaha, NE                          Offices                       Owned           73,000
                     Omaha, NE & other locations
                        in Arizona, California,
                        Colorado, Kansas
                        & Connecticut                   Offices                       Leased          78,000

Candy                Los Angeles, CA & South            Plants/Warehouses/
                        San Francisco, CA                  Offices                    Owned          274,000
                     California                         Warehouses/Offices            Leased         275,000
                     California & other                 Retail outlets and            Leased         321,000
                        locations principally              quantity order centers
                        in western states                    (216 locations)

Newspaper            Buffalo, NY                        Offices                       Owned          195,000
                     Buffalo, NY                        Printing Plant                Owned          150,000
                     New York &
                        Washington, D.C.                Offices/Warehouses            Leased          69,000

Home                 Omaha, NE                          Retail Store                  Owned          319,000
Furnishings          Omaha, NE & Lincoln, NE            Warehouses/Offices            Owned          708,000

Encyclopedias,       Elk Grove Village, IL &
Other Reference         Addison, IL                     Offices/Warehouse             Owned          100,000
Material             Chicago, IL & vicinity             Offices                       Leased          70,000
                     Australia                          Offices/Warehouses            Leased           7,000
                     United Kingdom                     Offices                       Leased          18,000

Home Cleaning        Cleveland, OH,
Systems                 Andrews, TX &                   Plants/Warehouses/            Owned          397,000
                        Walnut Ridge, AR                   Offices
                     Cleveland, OH                      Warehouse/Offices             Leased          21,000
                     Canada & England                   Warehouses/Offices            Leased          31,000

Uniforms             Cincinnati, OH &
                        various other U.S.              Plants/Warehouses/
                        locations                          Offices                    Owned          223,000
                     Hodgenville, KY &                  Plants/Warehouses/
                        various other U.S. locations       Offices                    Leased         295,000
                     9 U.S. locations                   Retail Stores                 Owned           75,000
                     44 U.S. locations                  Retail Stores                 Leased         320,000

                                                                                       Owned         Approx.
                                                                                        or           Square
    Business                 Location                      Type of Property           Leased         Footage
- -----------------    ------------------------           ---------------------         ------         -------
Shoes                Morganton, NC, Womelsdorf,
                        PA, Martinsburg, PA,
                        Hudson, NH, Dexter, ME &        Plants/Warehouses/
                        Canada                             Offices                    Owned        1,503,000
                     Greenwich, CT, Commerce, CA,
                        Morganton, NC, Skowhegan,
                        ME, Newton, MA, Canada,
                        Puerto Rico &                   Plants/Warehouses/
                        Dominican Republic                 Offices                    Leased         887,000
                     50 U.S. locations                  Retail Stores                 Owned          337,000
                     25 U.S. & Puerto Rico locations    Retail Stores                 Leased          90,000

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in litigation relating to the transactions in which Salomon Inc ("Salomon") repurchased a significant block of its common stock from a holder thereof and sold a new issue of preferred stock to the Company. Twenty-one derivative action lawsuits have been filed against Salomon's directors challenging these transactions and seeking damages; two of these lawsuits (Ruby Resnik v. Dwayne O. Andreas, et al., Delaware Chancery No. 9300, filed September 30, 1987 and Rodney Shields v. John H. Gutfreund, et al., United States District Court for the Southern District of New York, No. 88 Civ. 1058, filed February 12, 1988) named the Company as an additional defendant. The lawsuits allege that the Salomon directors breached their fiduciary duties to Salomon and its shareholders in connection with these transactions, and the two lawsuits naming the Company claim, in essence, that the Company participated in such alleged breaches of duty. The complaints in these lawsuits seek damages in unspecified amounts, a declaration that the sale of preferred stock to the Company is illegal, null and void, an order requiring that the preferred stock purchased by the Company be voted in the same manner as the majority of Salomon's shares, and rescission of the transaction between Salomon and the Company. Management does not expect the outcome of these lawsuits to be materially adverse to the Company. Other litigation pending against the Company and its subsidiaries is not considered material or is ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a list of the Registrant's executive officers:

        Name                       Age             Position with Registrant                       Since
- --------------------               ---           ----------------------------                  -----------
Warren E. Buffett                   63           Chairman of the Board                            1970
Marc D. Hamburg                     44           Vice President                                   1992
Charles T. Munger                   70           Vice Chairman of the Board                       1978

     Each executive officer serves, in accordance with the by-laws of the Registrant, until the first meeting of the Board of Directors following the next annual meeting of shareholders and until his respective successor is chosen and qualified or until he sooner dies, resigns, is removed or becomes disqualified. Mr. Buffett and Mr. Munger also serve as directors of the Registrant.

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

MARKET INFORMATION

      The Company's Common Stock is listed for trading on the New York Stock Exchange, trading symbol: BRK. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

1993                                High         Low        1992                                 High         Low
                                    ----         ---                                             ----         ---
First Quarter . . . . . . . .    $13,200     $11,350        First Quarter . . . . . . . . .    $9,000      $8,575
Second Quarter  . . . . . . .     16,200      11,800        Second Quarter  . . . . . . . .     9,300       8,850
Third Quarter . . . . . . . .     17,800      15,100        Third Quarter . . . . . . . . .     9,950       9,050
Fourth Quarter  . . . . . . .     17,800      16,200        Fourth Quarter  . . . . . . . .    11,750       9,150

SHAREHOLDERS

      The Company had approximately 7,600 record holders of its common stock at March 8, 1994. Record owners included nominees holding at least 180,000 shares on behalf of beneficial-but-not-of-record owners. Management believes that the Company has more than 16,000 beneficial owners.

DIVIDENDS

      Berkshire has not declared a cash dividend since 1967.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED FINANCIAL DATA FOR THE PAST FIVE YEARS
                 (dollars in thousands, except per share data)

                                                  1993          1992          1991          1990          1989
                                              ----------     ----------    ----------    ----------    ----------
REVENUES:
   Sales and service revenues . . . . . . .   $1,962,862     $1,774,436    $1,651,134    $1,580,074    $1,526,459
   Insurance premiums earned  . . . . . . .      656,341        664,293       776,413       591,540       394,279
   Interest and dividend income . . . . . .      479,806        495,409       481,793       450,295       331,452
   Realized investment gain . . . . . . . .      546,422         89,937       192,478        33,989       223,810
   Sundry . . . . . . . . . . . . . . . . .        8,052          5,265         4,178         3,574         7,892
                                              ----------    -----------   -----------    ----------    ----------

   Total revenues . . . . . . . . . . . . .   $3,653,483     $3,029,340    $3,105,996    $2,659,472    $2,483,892
                                              ==========     ==========    ==========    ==========    ==========

EARNINGS:
   Before realized investment gain and
      cumulative effect of accounting change  $  402,403(1)  $  347,726    $  315,753   $   370,745    $  299,902

   Realized investment gain . . . . . . . .      356,702         59,559       124,155        23,348       147,575
   Cumulative effect of change in accounting
      for income taxes  . . . . . . . . . .      (70,984)         --            --            --            --
                                              ----------    -----------   -----------  ------------   -----------

   Net earnings . . . . . . . . . . . . . .   $  688,121     $  407,285    $  439,908   $   394,093    $  447,477
                                              ==========     ==========    ==========   ===========    ==========

EARNINGS PER SHARE:
   Before realized investment gain and
      cumulative effect of accounting change    $348.03        $303.29       $275.42       $323.39       $262.46
   Realized investment gain . . . . . . . .      308.50          51.95        108.30         20.36        127.55
   Cumulative effect of change in accounting
      for income taxes  . . . . . . . . . .      (61.39)          --            --            --            --
                                                -------       --------      --------      --------      --------

   Net earnings . . . . . . . . . . . . . .     $595.14        $355.24       $383.72       $343.75       $390.01
                                                =======        =======       =======       =======       =======

YEAR-END DATA:
   Total assets . . . . . . . . . . . . . .   $19,520,469   $17,131,998   $14,461,902   $10,670,423    $9,459,594
   Borrowings under investment agreements
      and other debt (2)  . . . . . . . . .       972,389     1,154,697     1,100,464     1,082,265       847,923
   Shareholders' equity . . . . . . . . . .    10,428,374     8,896,331     7,379,918     5,287,454     4,925,126
   Common shares outstanding,
      in thousands  . . . . . . . . . . . .         1,178         1,149         1,146         1,146         1,146
   Shareholders' equity per
     outstanding share  . . . . . . . . . .   $     8,854   $     7,745   $     6,437   $     4,612    $    4,296
                                              ===========   ===========   ===========   ===========    ==========

   (1) Includes a charge of $75,348 representing the effect of the change in federal income tax rates on deferred taxes applicable to unrealized appreciation.

   (2) Excludes borrowings of commercial and consumer finance businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting minority interests and taxes.

                                                                                (dollars in millions)
                                                                          ----------------------------------
                                                                            1993          1992        1991
                                                                          -------       -------      -------
Insurance Segment:
   Underwriting   . . . . . . . . . . . . . . . . . . . . . . . . .       $  19.2       $(71.1)      $(77.2)
   Investment income  . . . . . . . . . . . . . . . . . . . . . . .         321.3        305.8        285.1
   Realized investment gain   . . . . . . . . . . . . . . . . . . .         362.7         36.1         73.8
                                                                           ------       ------       ------
        Total - Insurance Segment   . . . . . . . . . . . . . . . .         703.2        270.8        281.7
Non-Insurance business segments . . . . . . . . . . . . . . . . . .         133.3        123.4        104.2
Other businesses  . . . . . . . . . . . . . . . . . . . . . . . . .          32.8         30.7         27.6
Realized investment gain (loss) not included above  . . . . . . . .          (6.1)        23.4         50.3
All other except interest expense . . . . . . . . . . . . . . . . .           6.8         21.9         33.3
Interest expense *  . . . . . . . . . . . . . . . . . . . . . . . .         (35.6)       (62.9)       (57.2)
                                                                           ------       ------       ------
   Earnings before effect of change in income tax rate
     and cumulative effect of accounting change   . . . . . . . . .         834.4        407.3        439.9
Effect of change in income tax rate on deferred taxes
     applicable to unrealized appreciation **   . . . . . . . . . .         (75.3)        --           --
Cumulative effect of change in accounting for income taxes ** . . .         (71.0)        --           --
                                                                          -------      -------      -------

        Net earnings  . . . . . . . . . . . . . . . . . . . . . . .        $688.1       $407.3       $439.9
                                                                           ======       ======       ======

 * Interest expense incurred by commercial and consumer finance businesses is not reflected as "Interest expense" but instead is reflected in amounts shown for "Other businesses".
** For a discussion regarding these items refer to Notes 1(b) and 6 to the Consolidated Financial Statements.

        The business segment data (Note 15 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

   INSURANCE UNDERWRITING

        The after-tax figures shown above for Insurance underwriting derive from the following:

                                                                                (dollars in millions)
                                                                          ---------------------------------
                                                                            1993         1992        1991
                                                                          -------      -------      -------
Underwriting gain (loss):
   Primary or direct insurance  . . . . . . . . . . . . . . . . . .        $ 12.7      $   8.0      $  (2.5)
   Reinsurance assumed  . . . . . . . . . . . . . . . . . . . . . .          17.3       (117.0)      (117.1)
                                                                          -------      -------      -------
      Underwriting gain (loss) -- pre-tax   . . . . . . . . . . . .          30.0       (109.0)      (119.6)
   Applicable income taxes  . . . . . . . . . . . . . . . . . . . .         (10.2)        37.7         42.2
   Applicable minority interest   . . . . . . . . . . . . . . . . .          (0.6)         0.2          0.2
                                                                          -------      -------      -------
After-tax underwriting gain (loss)  . . . . . . . . . . . . . . . .       $  19.2      $ (71.1)     $ (77.2)
                                                                          =======      =======      =======

         The Berkshire Hathaway Insurance Group engages in both insurance and reinsurance of property/casualty risks. In its insurance activities, as distinguished from its reinsurance activities, its members assume risks of loss from persons primarily and directly subject to the risks. In its reinsurance activities, the members assume defined portions of similar or dissimilar risks to which other insurers and reinsurers have subjected themselves in their own insuring activities.

         A significant marketing strategy followed by all Insurance Group members is the maintenance of above average capital strength. Statutory surplus as regards policyholders of the Berkshire Hathaway Insurance Group increased to approximately $11.5 billion at year-end 1993. This extraordinary capital strength creates opportunities for Berkshire Group members to negotiate and enter into contracts of insurance specially designed to meet unique needs of sophisticated insurance and reinsurance buyers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INSURANCE UNDERWRITING (CONTINUED)

           For purposes of this Discussion, premiums and losses and loss expenses amounts are stated net of reinsurance ceded.

     Reinsurance Assumed

           Underwriting results, stated on the basis of generally accepted accounting principles ("GAAP"), with respect to the reinsurance assumed business for the past three years are summarized in the following table.

                                                                             (dollars in millions)
                                                          -----------------------------------------------------------
                                                                1993                 1992                   1991
                                                           --------------        --------------        --------------
                                                           Amount     %          Amount     %          Amount     %
                                                           ------   -----        ------   -----        ------   -----
Premiums written  . . . . . . . . . . . . . . . . . . .   $ 534.3               $ 607.2               $ 667.0
                                                          =======               =======               =======
Premiums earned . . . . . . . . . . . . . . . . . . . .   $ 448.0   100.0       $ 511.5   100.0       $ 635.4   100.0
                                                          -------   -----       -------   -----       -------   -----
Losses and loss expenses  . . . . . . . . . . . . . . .     356.3    79.5         589.7   115.3         731.9   115.2
Underwriting expenses . . . . . . . . . . . . . . . . .      74.4    16.6          38.8     7.6          20.6     3.2
                                                          -------  ------       -------  ------       -------   -----
Total losses and expenses . . . . . . . . . . . . . . .     430.7    96.1         628.5   122.9         752.5   118.4
                                                          -------   =====       -------   =====       -------   =====
Underwriting gain (loss) -- pre-tax . . . . . . . . . .   $  17.3               $(117.0)              $(117.1)
                                                          =======               =======               =======

         Disaggregated data follows for these activities.

                                                                       (dollars in millions)
                                         ---------------------------------------------------------------------------------
                                             Premiums Earned       Underwriting Gain (Loss)         Year-End Reserves*
                                         ----------------------    -------------------------    --------------------------
                                          1993    1992    1991       1993     1992     1991      1993      1992      1991
                                         ------  ------  ------    -------  -------   ------    ------    ------    ------
  Retroactive reinsurance and
    structured settlements  . . . . .    $ 43.8  $145.5  $363.2    $(64.3)  $ (66.0)  $ (49.0)  $1,441.0  $1,498.0  $1,573.9
  Other reinsurance   . . . . . . . .     404.2   366.0   272.2      81.6     (51.0)    (68.1)   1,026.7     917.2     708.3
                                         ------  ------  ------    ------   -------   -------   --------  --------  --------

                                         $448.0  $511.5  $635.4    $ 17.3   $(117.0)  $(117.1)  $2,467.7  $2,415.2  $2,282.2
                                         ======  ======  ======    ======   =======   ========  ========  ========  ========

* Net unpaid losses and loss adjustment expenses

           Premiums Earned

           Premiums earned from retroactive reinsurance -- coverages of past loss events -- amounted to $21 million in 1993, $144 million in 1992 and $362 million in 1991. These contracts were few in number but produced sizable premiums. Increasing competition in the retroactive reinsurance markets resulted in fewer opportunities to write such business during 1993 and 1992. In 1993, premiums earned from structured settlement contracts totalled about $22 million, reflecting increased marketing efforts which began early in the year.

           Premiums earned from other reinsurance activities are principally derived from excess of loss contracts, including catastrophe policies, and quota share contracts. The increase in premiums earned in 1992 over 1991 was largely attributed to increased amounts earned under catastrophe excess of loss contracts. The increase in premiums earned in 1993 over 1992 was primarily attributed to amounts earned under quota share treaties.

           Underwriting Gain/Loss

           The underwriting loss from retroactive reinsurance coverages amounted to $41 million for 1993, $44 million for 1992 and $26 million for 1991, reflecting principally the amortization of deferred charges re reinsurance assumed. See Note 1(g) to the Consolidated Financial Statements for information with respect to these charges. Underwriting losses from structured settlement activities were between $22 and $23 million for each of the past three years. These losses reflect accounting procedures which employ time-value-of-money concepts -- amortization of deferred charges re reinsurance assumed and accretion of discounted structured settlement liabilities. The amortization and accretion are reported as losses incurred, and thus, because there is no related premium income, as underwriting losses. Amortization and accretion charges of about $65 million are expected in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INSURANCE UNDERWRITING (CONTINUED)

     Reinsurance Assumed (continued)

           In each of the past three years, the net underwriting results from other reinsurance activities were significantly influenced by the magnitude of losses incurred under catastrophe excess of loss contracts. In 1993, catastrophe losses incurred totalled about $14 million (deriving from a variety of loss events occurring in prior years). In 1992 and 1991, catastrophe losses incurred were about $125 million (Hurricane Andrew) and about $38 million (Typhoon Mireille), respectively. As a result, this business generated an underwriting gain of about $110 million during 1993 as compared to nearly breakeven results in the prior two years.

           Little comfort should be gained from either (a) the lack of catastrophe losses in 1993 as compared with 1992 or 1991 or (b) the current expectation that the January 1994 Los Angeles earthquake will only produce a nominal loss. The underwriting gains produced by this business in any given year can be easily exceeded by losses in the next. Thus periodic underwriting results were and are expected to be subject to substantial volatility. Berkshire's management, however, is willing to accept such volatility, provided that the prospect of long term profitability is favorable.

           The non-catastrophe reinsurance business produced an underwriting loss of about $28 million for 1993. In 1992 and 1991, the preponderance of net underwriting losses reported as "other reinsurance" derived from non-catastrophe contracts. Underwriting results from other reinsurance for 1991 are net of credits for favorable development totalling about $30 million with respect to liabilities under pre-1990 quota share reinsurance contracts. Underwriting results in 1993 and 1992 reflect relatively minor amounts of loss development.

           In pricing most non-catastrophe reinsurance contracts, the concept of the time-value-of-money is an important consideration due to the anticipated extended claim payment period -- or "tail". This is especially true with respect to pricing reinsurance of certain casualty or liability coverages, the premiums for which are based in significant part on time discounting of expected losses. Losses and loss expenses are established for these contracts on an undiscounted basis, thus resulting in underwriting losses for financial reporting purposes. This business is accepted, nonetheless, because of the large amounts of investable policyholder funds (or "float") that it produces.

           The estimated liability for unpaid losses and loss expenses from reinsurance assumed businesses, as shown in the preceding table, totalled about $2.5 billion at the end of 1993, an increase of about $1.0 billion since the end of 1990. Subsequent loss development with respect to a liability of this magnitude is another factor which may cause substantial volatility in future periodic earnings.

     Primary or Direct Insurance Underwriting

           A summary follows of the combined underwriting results, stated on a GAAP basis, of the Berkshire Hathaway Insurance Group's primary or direct insurance operations.

                                                                  (dollars are in millions)
                                                   ----------------------------------------------------------
                                                         1993                 1992                 1991
                                                   ----------------      --------------       ---------------
                                                   Amount       %        Amount      %        Amount      %
                                                   ------     -----      ------    -----      ------    -----
Premiums written  . . . . . . . . . . . . .        $208.4                $132.4               $135.5
                                                   ======                ======               ======
Premiums earned . . . . . . . . . . . . . .        $208.3     100.0      $152.8    100.0      $141.0    100.0
                                                   ------     -----      ------    -----      ------    -----
Losses and loss expenses  . . . . . . . . .          99.8      47.9        98.0     64.1        95.2     67.5
Underwriting expenses . . . . . . . . . . .          95.8      46.0        46.8     30.7        48.3     34.3
                                                   ------     -----     -------    -----      ------    -----
Total losses and expenses . . . . . . . . .         195.6      93.9       144.8     94.8       143.5    101.8
                                                   ------     =====      ------    =====      ------    =====
Underwriting gain (loss) -- pre-tax . . . .        $ 12.7                $  8.0               $ (2.5)
                                                   ======                ======               ======


           Favorable loss development, discussed on the following pages, of beginning-of-the-year loss reserves represented respectively, 20.0%, 23.8% and 16.9% of premiums earned in 1993, 1992 and 1991. Without such credits, total losses and expenses as a percentage of premiums earned were: 1993 -- 113.9%, 1992 -- 118.6%, and 1991 -- 118.7%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INSURANCE UNDERWRITING (CONTINUED)

     Primary or Direct Insurance Underwriting (continued)

           Primary or direct insurance underwriting results for 1993 include Central States Indemnity Co. of Omaha ("CSI"). Berkshire acquired 82% of CSI at the end of 1992. CSI, which underwrites credit card credit insurance for individuals, produced premiums earned of $68.5 million and a net underwriting gain of $4.9 million for 1993.

           CSI's business differs substantially from the insurance business underwritten by the other members of the Insurance Group. CSI's premiums derive from a high volume of small dollar premium transactions generated through credit card issuers. CSI's underwriting expenses are normally much greater than underwriting expenses of the other Insurance Group members. On the other hand, CSI's losses and loss expenses incurred, as percentages of premiums earned are substantially lower than for the other primary or direct underwriting units. Overall, periodic underwriting results from this business are anticipated to be less volatile than the other primary or direct insurance operations.

           Premiums earned by Berkshire's other primary or direct insurance businesses totalled $140 million, $153 million and $141 million for 1993, 1992 and 1991, respectively. Those businesses produced net underwriting gains of about $8 million for 1993 and 1992 compared to a loss of $2.5 million in 1991.

           The other primary or direct insurance activities include the "traditional" business, directed from National Indemnity Company's Omaha offices. This business represents principally casualty coverages for commercial accounts. The commercial casualty/professional liability/specialty risk operations located in Stamford, Connecticut, enter into "tailored" insurance contracts for insureds presenting risks unusual in nature and/or especially large in amount. The homestate companies underwrite various commercial coverages for standard risks located predominantly in their home states -- Nebraska, Kansas and Colorado. In 1992, the homestate units began to expand their operations by underwriting similar risks located outside their home states. Additional expansion of the homestate business is planned in 1994. Cypress Insurance Company, a specialty carrier, underwrites workers' compensation risks in a highly competitive market environment in California.

           Each of the units employ disciplined underwriting approaches. Members are encouraged to reject underpriced risks without regard to volume considerations. As a result of this strategy, during periods of abundant industry insuring capacity, as has prevailed since 1986, competitors write increasing amounts of primary or direct insurance by charging lower prices than those of the Group. Historically, these lower prices have led competitors to exit the markets as a result of incurring unacceptable losses. Management believes this situation will recur at an unpredictable future time, leading to increases of primary or direct insurance offerings to the Group. However, management does not foresee any significant changes in current market conditions which would soon reverse the current trend of lower premium volume.

           Summarized below is loss and loss expense data from primary or direct insurance underwriting:

                                                                           (dollars in millions)
                                                                      -------------------------------
                                                                       1993        1992         1991
                                                                      ------      ------       ------
Unpaid losses and loss expenses at beginning of year  . . . .         $563.2      $566.9       $586.6
                                                                      ------      ------       ------
Incurred losses recorded:
   Current year occurrences . . . . . . . . . . . . . . . . .          141.4      134.4         119.0
   All prior years' occurrences . . . . . . . . . . . . . . .          (41.6)     (36.4)        (23.8)
                                                                      ------     ------        ------
                                                                        99.8       98.0          95.2
                                                                      ------     ------        ------
Payments with respect to:
   Current year occurrences . . . . . . . . . . . . . . . . .           32.6       42.1          23.3
   All prior years' occurrences . . . . . . . . . . . . . . .          101.2       86.1          91.6
                                                                      ------     ------        ------
                                                                       133.8      128.2         114.9
                                                                      ------     ------        ------
Unpaid losses and loss expenses at end of year  . . . . . . .         $529.2     $536.7*       $566.9
                                                                      ======     ======        ======


* Excludes unpaid losses and loss expenses of Central States Indemnity Co. of Omaha -- acquired by Berkshire at the end of 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INSURANCE UNDERWRITING (CONTINUED)

         Primary or Direct Insurance Underwriting (continued)

                 Credits against incurred losses were recorded in each of the last three years for "all prior year occurrences." They are corrections of estimation error that are credited or charged to earnings in the year made. Relating these credits for each year to the related estimated unpaid amounts at the beginning of the respective year, the "savings" were: 1993 -- 7.4%, 1992 -- 6.4%, and 1991 -- 4.1%. The favorable development recorded in each of the most recent three years related principally to the traditional commercial automobile business of the National Indemnity Primary Group. While the trend of favorable development recognized in recent years is encouraging, the nature of estimating losses is inherently imprecise, particularly with respect to losses which are reported and settled over lengthy periods of time. In the future, additional information will be revealed, including reports of additional cases of an unknown number and magnitude for pre-1994 losses. A provision for late reported cases is included in the 1993 year-end estimates of unpaid losses and loss expenses which in the aggregate is subject to favorable or unfavorable development recognizable in future years.

         INSURANCE SEGMENT INVESTMENT INCOME

                 Following is a summary of Insurance Group net investment income for the past three years.

                                                                      (dollars in millions)
                                                             ----------------------------------------

                                                                1993           1992           1991
                                                              --------       -------         -------
     Investment income before taxes   . . . . . . . . .        $375.9         $355.1          $331.8
     Applicable income taxes  . . . . . . . . . . . . .          51.3           46.5            43.8
     Applicable minority interest   . . . . . . . . . .           3.3            2.8             2.9
                                                               ------         ------          ------
     Investment income after taxes and minority interest       $321.3         $305.8          $285.1
                                                               ======         ======          ======

                 Invested assets increased in each of the past three years.
In the three year period, Berkshire contributed over $200 million additional capital to the Group. Reinvested earnings of the Group for that period amounted to approximately $1 billion. That figure excludes charges related to changes in accounting for income taxes. See Note 6 to Consolidated Financial Statements for additional information about the nature of these charges. Contributing to a further increase in invested assets was about a $1.1 billion increase during the past three year period in the amount of "float" from policyholder funds. That term denotes the sum of unpaid losses, unpaid loss adjustment expenses and unearned premiums, less the aggregate of agents' balances receivable, amounts recoverable as reinsurance on paid and unpaid losses, deferred policy acquisition costs and deferred charges re reinsurance assumed. The net amount of float was approximately $1.63 billion at the end of 1990, $2.07 billion at the end of 1991, $2.51 billion at the end of 1992 and $2.76 billion at the end of 1993. A factor which offsets the increase in amounts of invested assets was the disposal of certain high yield bond investments during 1993 and 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NON-INSURANCE BUSINESS SEGMENTS

                 A summary follows of results to Berkshire from these identified business segments for the past three years.

                                                                          (dollars in millions)
                                                        ------------------------------------------------------------
                                                              1993                 1992                    1991
                                                        --------------        --------------         ---------------
                                                         Amount    %           Amount   %             Amount    %
                                                        -------- -----        -------- -----         --------  -----
Revenues  . . . . . . . . . . . . . . . . . . . . .     $1,443.1 100.0        $1,284.5 100.0         $1,204.8  100.0
Cost and expenses . . . . . . . . . . . . . . . . .      1,218.3  84.4         1,074.6  83.7          1,028.7   85.4
                                                        -------- -----        -------- -----         --------  -----
Operating profit  . . . . . . . . . . . . . . . . .        224.8  15.6           209.9  16.3            176.1   14.6
Income taxes  . . . . . . . . . . . . . . . . . . .         87.8   6.1            83.2   6.5             69.0    5.7
Minority Interest . . . . . . . . . . . . . . . . .          3.7   0.3             3.3   0.2              2.9    0.2
                                                       --------- -----       --------- -----        ---------  -----

Contribution to net earnings  . . . . . . . . . . .     $  133.3   9.2        $  123.4   9.6         $  104.2    8.7
                                                        ======== =====        ======== =====         ========  =====


         A comparison of revenues and operating profits between 1993, 1992 and 1991 for each of the seven identifiable non-insurance business segments follows.

                                                        (dollars in millions)
                                         ------------------------------------------------------
                                                                                                       Operating Profit
                                                    Revenues               Operating Profits          as a % of Revenues
                                         ----------------------------   -----------------------    ----------------------
Segment                                    1993       1992     1991     1993     1992    1991       1993    1992     1991
- -------                                  --------    ------   -------  ------  -------  -------    -----    -----   -----
Candy . . . . . . . . . . . . . . .      $  201.2  $  197.2  $  196.0  $ 40.3  $ 41.4   $ 41.4      20.0    21.0    21.1
Encyclopedias, other reference material     198.8     246.1     311.5    19.4    28.2     22.2       9.8    11.5     7.1
Home cleaning systems . . . . . . . . .     193.9     190.1     192.0    40.9    37.7     37.3      21.1    19.8    19.4
Home furnishings  . . . . . . . . . . .     209.1     186.1     171.0    21.1    16.7     13.9      10.1     9.0     8.2
Newspaper . . . . . . . . . . . . . . .     145.5     139.7     130.3    50.4    47.3     36.6      34.6    33.8    28.0
Shoes . . . . . . . . . . . . . . . . .     372.1     215.0     104.0    40.0    25.6     12.5      10.7    11.9    12.0
Uniforms  . . . . . . . . . . . . . . .     122.5     110.3     100.0    12.7    13.0     12.2      10.4    11.8    12.2
                                         --------  --------  --------  ------  ------   ------
                                         $1,443.1  $1,284.5  $1,204.8  $224.8  $209.9   $176.1
                                         ========  ========  ========  ======  ======   ======

         1993 compared to 1992

                 Revenues from the seven identifiable non-insurance business segments of $1,443.1 million increased $158.6 million (12.3%) from the prior year. The overall operating profit from these business segments of $224.8 million increased $14.9 million (7.1%). The "shoes" segment and the "encyclopedias, other reference material" segment experienced the most significant variations in comparative results between 1993 and 1992. The following discussion will focus primarily on those segments comparative results.

                 Shoes

                 As reflected in the preceding table, the most significant revenue increase occurred within this segment. Much of the increase arose as a result of two significant acquisitions. Just prior to the end of 1992 this segment was comprised solely of H. H. Brown Shoe Company, Inc. ("H. H. Brown"), a manufacturer and distributor of work, safety and casual footwear. In December 1992, the acquisition for cash of Lowell Shoe, Inc. ("Lowell") was completed. Lowell manufactures and markets women's casual, service and nurses' footwear. Lowell accounted for almost $90 million of the revenue increase between years.

                 A second, larger acquisition was completed on November 7, 1993, when Berkshire consummated a merger with the Dexter Shoe Companies ("Dexter"). Dexter is a manufacturer of men's and women's dress, casual and athletic footwear. In addition, Dexter operates seventy-seven retail outlet stores located primarily in the northeastern United States. Dexter's shoes are produced at five production facilities in Maine as well as two plants located in Puerto Rico. The merger was accounted for as a purchase and Dexter's results of operations have been included from the date of the merger, accounting for approximately $30 million of the increase in comparative revenues.

                 H. H. Brown accounted for the remainder of the increase in the shoe segment revenues. Revenues increased approximately 17% as compared to the prior year. Much of the increase can be attributed to the popularity of work shoes, as this business continues to benefit from reduced demand for athletic shoes. In 1994, it is expected that the combined revenues from the three businesses now comprising this segment will exceed $550 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NON-INSURANCE BUSINESS SEGMENTS (continued)

         1993 compared to 1992 (continued)

                 Shoes (continued)

                 Operating profit as a percentage of sales declined between years. This decline resulted from non-recurring charges recorded by Lowell, primarily in connection with the implementation of more stringent inventory control procedures. Excluding these charges of approximately $3.8 million, operating profit as a percentage of revenues was relatively unchanged between years.

                 Encyclopedias, Other Reference Material

                 During 1993, revenues from the "encyclopedias, other reference material" segment declined $47.3 million (19.2%). The decline is primarily a result of the continuation of a reduction, which began in 1989, in World Book and Childcraft unit sales. Since 1989, unit sales of these products have declined almost 50%. Management cannot predict whether or not unit sales will rebound. Management is dealing with the causes that they believe have contributed to the decline. The entire printed encyclopedia industry has experienced substantial reductions in unit sales during this period. However, it has been widely reported that CD-ROM technology has contributed to the reduced demand for printed encyclopedias. Over the last few years the number of home computers equipped with CD-ROM hardware has increased dramatically and this increase is expected to continue. At the same time, several CD-ROM versions of encyclopedias have been introduced. A CD-ROM version of World Book was developed in 1989 and has since been marketed on a limited basis. It is expected that an enhanced version of this product will be marketed, beginning in April 1994, both in conjunction with printed World Book products as well as on a stand alone basis. What impact this new product will have on future business cannot be stated with any degree of certainty.

                 This segment's 1993 operating profits are net of a non-recurring charge of approximately $3.3 million related to a decision to vacate space currently under lease by the encyclopedia publishing group. This group will relocate to available space in a building currently utilized by the encyclopedia sales division. Excluding this charge, operating profits in 1993 declined 19.5%. Such decline is largely attributable to the aforementioned decline in unit sales of encyclopedias.

                 Other Non-Insurance Business Segments

                 Revenues from the home furnishings segment increased in 1993 by $23.0 million (12.4%) over the prior year. Increases were achieved in all major product categories. Revenues during the last eight months of 1993 also benefitted from the opening of a factory outlet store adjacent to the Nebraska Furniture Mart ("NFM") for manufacturers' closeouts and discontinued product lines. A 100,000 square foot appliance and electronics superstore, also to be located adjacent to the NFM, is planned for opening during the third quarter of 1994. The new store will add such products as music compact discs and an expanded computer software line to NFM's already large selection of electronics and appliances. It is expected that NFM's revenues will increase rather significantly beginning in the fourth quarter of 1994 as a result of this addition. However, it is also anticipated that this lower margin business will cause future overall operating profits as a percentage of sales to decline somewhat as NFM plans to dramatically increase its market share through aggressive pricing.

                 The newspaper segment's 1993 revenues of $145.5 million increased $5.8 million (4.1%) over the prior year. Both advertising and circulation revenues increased modestly between years. Operating profits increased $3.1 million (6.6%) when compared to the prior year. The favorable comparative results arose largely because in 1992 a special charge of $2.9 million was recorded relating to the buy out of employees with lifetime job guarantees. During 1993, the Buffalo News began to derive benefits from the buy outs which had taken place during each of the past two years. However, somewhat offsetting this favorable development were increased costs per employee for health care and other employee benefits. The Buffalo News results also continued to be favorably impacted by newsprint costs which for the past several years have declined or remained relatively unchanged.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         1993 compared to 1992 (continued)

                 Other Non-Insurance Business Segments (continued)

                 Revenues from the home cleaning systems segment were $3.8 million (2.0%) above the prior year. Domestic unit sales of Kirby home cleaning systems increased 5% as compared to the prior year while foreign unit sales declined about 14%. Offsetting the effect on revenues of the decline in foreign unit sales was the fact that the Generation III model system, with its added features and higher price, accounted for all foreign sales in 1993 whereas during 1992 the model was not available in all foreign markets for the full year.

                 The candy segment experienced a slight decrease in volume during 1993 as pounds of candy sold decreased 1% from the prior year. A 3% price increase at the beginning of the year more than offset the effect of reduced volume on revenues. During 1993, See's intensified its marketing efforts in its mail order and quantity order programs. The expanded distribution of its competitive mail order catalog and other marketing efforts resulted in an improvement in mail orders and quantity order sales during 1993.

                 The uniform segment's revenue increased $12.2 million (11.1%) in 1993. The increased revenues are largely attributable to acquisitions during the second half of 1992 of ten additional retail locations and a manufacturer of specialty uniforms. Thus, results for 1993 reflect a full year for these businesses as compared to a partial year in 1992.

         1992 compared to 1991

                 Revenues from the non-insurance business segments increased $79.7 million (6.6%) in 1992 as compared to 1991. The acquisition of H. H. Brown in July 1991, more than accounts for the increase as full year 1992 results are being compared to six month results for 1991. H. H. Brown's 1992 revenues of $215.0 million exceeded 1991 half year revenues by $111.0 million. Offsetting this increase was a reduction in World Book revenues of $65.4 million (21.0%). World Book's reduced revenues resulted in part from a significant decline in unit sales. (See preceding section regarding comparative 1993 vs 1992 results for a discussion regarding the decline in World Book unit sales.) Reduced revenues of the "encyclopedias, other reference material" segment also arose from the discontinuance during December 1991 of the syndication business. This business consisted of direct mail marketing of primarily non-educational products. Revenues from Berkshire's other five reportable segments were $823.4 million during 1992 compared to $789.3 million during 1991. None of the five segments had revenue increases in excess of 10.5% and only the home cleaning systems segment with a decline of 1% had lower revenues in 1992 as compared to 1991. Operating profits of $209.9 million during 1992 were $33.8 million (19.2%) greater than in 1991. The inclusion of H. H. Brown results for a full year in 1992 vs only six months of 1991 accounts for almost 40% of the change between years. Favorable comparative operating profit results were also achieved by all of the other reportable segments except for See's where comparative operating profits were roughly unchanged between years.

         BUSINESS OTHER THAN IDENTIFIED SEGMENTS

                                              (dollars in millions)
                                         -------------------------------
                                           1993        1992        1991
                                         ------       ------      ------
Revenues  . . . . . . . . . . . . . .    $595.5       $567.7      $524.4
                                         ======       ======      ======
Operating profit  . . . . . . . . . .    $ 54.8       $ 54.3      $ 49.3
  Income taxes  . . . . . . . . . . .      20.8         21.8        19.3
  Minority interest . . . . . . . . .       1.2          1.8         2.4
                                         ------       ------      ------

Contribution to net earnings  . . . .    $ 32.8       $ 30.7      $ 27.6
                                         ======       ======      ======


                 The above represent aggregate data for businesses that numbered 23 in 1993. Berkshire management believes that narrative discussion of the results of the constituent businesses would not yield significant benefit to investors or others, particularly in view of the relative consistency of the year-to-year aggregate data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTEREST EXPENSE

                 In January 1993, the redemption of Berkshire's Zero Coupon Convertible Subordinated Notes was completed. Including redemptions of other term debt which occurred during 1992, outstanding term debt has been reduced by about $650 million from the level which existed at December 31, 1991. Somewhat offsetting these reductions are increases in outstanding borrowings under investment agreements which have increased approximately $520 million during the same period. The resulting lower interest costs from reduced levels of borrowings along with the fact that interest expense for 1992 includes premiums paid to redeem term debt of $16.2 million and a charge of $6.3 million representing the writeoff of deferred financing costs related to the aforementioned Zero Coupon Convertible Subordinated Notes account for the decline in 1993 interest expense as compared to the prior year.

         REALIZED INVESTMENT GAIN

                 During the fourth quarter of 1993, an insurance subsidiary of the Company sold one million common shares of its investment in Capital Cities/ABC, Inc. ("Capital Cities") in connection with that Company's offer to buy from its shareholders up to two million of its common shares. Prior to the sale and since 1986, Berkshire subsidiaries owned three million shares of Capital Cities or approximately 18% of that Company's outstanding stock. Berkshire's pre-tax gain from this transaction was $457.5 million.

                 Realized investment gain has been a recurring element in Berkshire's net earnings for many years. The amount -- recorded when appreciated securities are sold -- tends to fluctuate significantly from period to period, with a meaningful effect upon Berkshire's consolidated net earnings. But, the amount of realized investment gain for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized price appreciation now existing in Berkshire's consolidated investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

                 Berkshire's Consolidated Balance Sheet as of December 31, 1993, reflects continuing capital strength. In the past three years, Berkshire shareholders' equity has increased from approximately $5.3 billion at December 31, 1990 to approximately $10.4 billion at December 31, 1993. In that three-year period, realized and unrealized securities gains increased equity capital by approximately $3.6 billion, and reinvested earnings, other than realized securities gains, were about $1.0 billion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

      We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and investments to conform with recent pronouncements of the Financial Accounting Standards Board.




                                                            DELOITTE & TOUCHE





Omaha, Nebraska
March 7, 1994

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                           DECEMBER 31,
                                                                                   ------------------------------
                                                                                      1993                1992
                                                                                   ----------          ----------
                                   ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,838,103        $ 1,127,996
Investments:
     Obligations with fixed maturities  . . . . . . . . . . . . . . . . . . . .      2,108,602          2,033,681
     Marketable equity securities   . . . . . . . . . . . . . . . . . . . . . .     12,540,197         11,652,654
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        525,285            608,352
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        378,386            282,141
Properties and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .        259,736            224,510
Assets of commercial and consumer finance businesses  . . . . . . . . . . . . .        840,744            442,671
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,029,416            759,993
                                                                                   -----------        -----------
                                                                                   $19,520,469        $17,131,998
                                                                                   ===========        ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses . . . . . . . . . . . . . . . . . . . . . .    $ 3,128,809        $ 3,151,607
Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        315,750            231,813
Accounts payable, accruals and other liabilities  . . . . . . . . . . . . . . .        738,897            627,296
Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,030,189          2,517,186
Borrowings under investment agreements and other debt . . . . . . . . . . . . .        972,389          1,154,697
Liabilities of commercial and consumer finance businesses . . . . . . . . . . .        723,782            423,545
                                                                                   -----------        -----------
                                                                                     8,909,816          8,106,144
                                                                                   -----------        -----------

Minority shareholders' interests  . . . . . . . . . . . . . . . . . . . . . . .        182,279            129,523
                                                                                   -----------        -----------

Shareholders' equity:
   Common stock of $5 par value. Authorized 1,500,000 shares;
     Issued 1,381,308 shares in 1993; 1,377,364 shares in 1992  . . . . . . . .          6,907              6,887
   Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . .        656,074            182,264
   Unrealized appreciation of marketable equity securities, net . . . . . . . .      5,412,652          5,047,219
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,390,375          3,702,254
                                                                                   -----------        -----------
                                                                                    10,466,008          8,938,624
Less common stock in treasury, at cost
   (203,558 shares in 1993; 228,761 shares in 1992) . . . . . . . . . . . . . .         37,634             42,293
                                                                                   -----------        -----------
       Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .     10,428,374          8,896,331
                                                                                   -----------        -----------
                                                                                   $19,520,469        $17,131,998
                                                                                   ===========        ===========



          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1993            1992           1991
                                                                       ----------      ----------     ----------
REVENUES:
   Sales and service revenues . . . . . . . . . . . . . . . . .        $1,962,862       $1,774,436     $1,651,134
   Insurance premiums earned  . . . . . . . . . . . . . . . . .           656,341          664,293        776,413
   Interest and dividend income . . . . . . . . . . . . . . . .           479,806          495,409        481,793
   Realized investment gain . . . . . . . . . . . . . . . . . .           546,422           89,937        192,478
   Sundry income  . . . . . . . . . . . . . . . . . . . . . . .             8,052            5,265          4,178
                                                                       ----------       ----------     ----------
                                                                        3,653,483        3,029,340      3,105,996
                                                                       ----------       ----------     ----------
COST AND EXPENSES:
   Cost of products and services sold . . . . . . . . . . . . .         1,180,642        1,049,721        939,011
   Insurance losses and loss adjustment expenses  . . . . . . .           456,098          687,625        827,169
   Insurance underwriting expenses  . . . . . . . . . . . . . .           169,367           85,628         68,837
   Selling, general and administrative expenses . . . . . . . .           576,909          531,253        556,146
   Interest expense . . . . . . . . . . . . . . . . . . . . . .            80,749          124,496        121,847
                                                                       ----------       ----------     ----------
                                                                        2,463,765        2,478,723      2,513,010
                                                                       ----------       ----------     ----------

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE  . . . . . . . . .         1,189,718          550,617        592,986
  Income taxes -
      Other than effect of change in income tax rate
        on deferred taxes applicable to unrealized
        appreciation  . . . . . . . . . . . . . . . . . . . . .           345,302          138,089        142,058
      Effect of change in income tax rate on deferred
        taxes applicable to unrealized appreciation . . . . . .            75,348           --              --
  Minority interest . . . . . . . . . . . . . . . . . . . . . .             9,963            5,243         11,020
                                                                      -----------      -----------     ----------

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE  . . . .           759,105          407,285        439,908
    Cumulative effect of change in accounting for income
         taxes  . . . . . . . . . . . . . . . . . . . . . . . .           (70,984)          --              --
                                                                       ----------       ----------     ----------
NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . .        $  688,121       $  407,285     $  439,908
                                                                       ==========       ==========     ==========


   Average shares outstanding . . . . . . . . . . . . . . . . .         1,156,243        1,146,492      1,146,441
                                                                        =========       ==========     ==========

EARNINGS PER SHARE:
  Before cumulative effect of accounting change . . . . . . . .           $656             $355           $384
  Cumulative effect of change in accounting for income
         taxes    . . . . . . . . . . . . . . . . . . . . . . .            (61)            --             --
                                                                          ----            -----          -----
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . .           $595             $355           $384
                                                                          ====             ====           ====


          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1993           1992            1991
                                                                       ----------     -----------     ----------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . .        $  688,121      $  407,285     $  439,908
   Adjustments to reconcile net income to cash flows
   from operating activities:
      Cumulative effect of accounting change  . . . . . . . . .            70,984            --             --
      Effect of change in income tax rate on deferred taxes
           applicable to unrealized appreciation  . . . . . . .            75,348            --             --
      Depreciation and amortization   . . . . . . . . . . . . .            50,180          41,074         37,175
      Realized investment gain  . . . . . . . . . . . . . . . .          (546,422)        (89,937)      (192,478)
      Minority interests  . . . . . . . . . . . . . . . . . . .             9,963           5,243         11,020
      Changes in assets and liabilities before effects from
           business acquisitions:
         Losses and loss adjustment expenses  . . . . . . . . .           (22,798)        102,789        798,784
         Deferred charges re reinsurance assumed  . . . . . . .            16,171          46,931       (178,328)
         Unearned premiums  . . . . . . . . . . . . . . . . . .            83,937          75,274         26,109
         Receivables  . . . . . . . . . . . . . . . . . . . . .           134,077         239,428       (177,043)
         Accounts payable, accruals and other liabilities . . .            34,996         150,615         (6,067)
         Income taxes . . . . . . . . . . . . . . . . . . . . .           107,931          29,004        (41,039)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . .            23,681         (10,521)        (8,868)
                                                                       ----------      ----------      ---------
           Net cash flows from operating activities . . . . . .           726,169         997,185        709,173
                                                                       ----------      ----------      ---------
Cash flows from investing activities:
   Purchases of fixed maturity investments  . . . . . . . . . .          (272,249)       (258,617)      (377,332)
   Purchases of marketable equity securities  . . . . . . . . .          (858,879)       (913,037)      (809,633)
   Proceeds from sales of fixed maturity investments  . . . . .              --           284,301        292,010
   Proceeds from redemptions and maturities of fixed
      maturity investments  . . . . . . . . . . . . . . . . . .           318,881         371,514        399,120
   Proceeds from sales of marketable equity securities  . . . .         1,188,510         100,270        522,701
   Acquisition of businesses  . . . . . . . . . . . . . . . . .              --          (119,948)      (161,043)
   Loans and investments originated in finance businesses . . .          (866,843)       (160,261)      (163,803)
   Principal collection on loans and investments
      originated in finance businesses  . . . . . . . . . . . .           269,345         127,913        124,760
   Other      . . . . . . . . . . . . . . . . . . . . . . . . .            19,578          (5,294)       (11,266)
                                                                       ----------      ----------      ---------
           Net cash flows from investing activities . . . . . .          (201,657)       (573,159)      (184,486)
                                                                       ----------      ----------      ---------
Cash flows from financing activities:
   Proceeds from borrowings of finance businesses . . . . . . .           591,853          38,862            811
   Proceeds from other borrowings . . . . . . . . . . . . . . .         1,264,972         961,565        455,972
   Repayments of borrowings of finance businesses . . . . . . .          (316,318)        (84,792)        (2,625)
   Repayments of other borrowings . . . . . . . . . . . . . . .        (1,399,901)       (906,964)      (462,288)
   Other      . . . . . . . . . . . . . . . . . . . . . . . . .            (2,860)         (2,334)        (1,581)
                                                                       ----------      ----------       --------
           Net cash flows from financing activities . . . . . .           137,746           6,337         (9,711)
                                                                       ----------      ----------       --------
           Increase in cash and cash equivalents  . . . . . . .           662,258         430,363        514,976
Cash and cash equivalents at beginning of year  . . . . . . . .         1,192,363         762,000        247,024
                                                                       ----------      ----------      ---------
Cash and cash equivalents at end of year*  . . . . . . . . . .         $1,854,621      $1,192,363     $  762,000
                                                                       ==========      ==========     ==========
* Cash and cash equivalents at end of year are comprised of
    the following:

         Commercial and consumer finance businesses . . . . . .        $   16,518    $    64,367     $    32,658
         Other  . . . . . . . . . . . . . . . . . . . . . . . .         1,838,103      1,127,996         729,342
                                                                       ----------     ----------     -----------
                                                                       $1,854,621     $1,192,363     $   762,000
                                                                       ==========     ==========     ===========

          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

(1)   SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

      (a)  Basis of consolidation
           The accompanying Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (the "Company" or "Berkshire") consolidated with accounts of all its subsidiaries. Intercompany accounts and transactions have been eliminated.

      (b)  Accounting changes and reclassifications
           In the accompanying Consolidated Balance Sheet as of December 31,
              1992, reclassifications have been made when required to conform to current year presentation. In particular, individual assets and individual liabilities of commercial and consumer finance businesses have been reclassified for presentation in aggregate totals. Other reclassifications relate to provisions of Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which was adopted by the Company effective January 1, 1993.

           Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the "deferred method" to the "asset and liability method".
              Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The provisions of SFAS 109 require that the effect on deferred taxes of a change in tax rates be recognized in income in the period that includes the enactment date. See note 6.

           In May 1993, the Financial Accounting Standards Board issued
              Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As permitted under the statement, the Company has elected to adopt the statement's provisions as of December 31, 1993. Among its provisions, the statement requires a change in the accounting for marketable equity securities held by non-insurance entities. Prior to the adoption of SFAS 115, such securities were carried at the lower of aggregate cost or market. Under the provisions of SFAS 115, these securities are now carried at market and accounted for in the same manner as marketable equity securities held by the Company's insurance subsidiaries. See notes 1(d), 4 and 8.

      (c)  Cash equivalents
           Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased.

      (d)  Investments
           Management determines the appropriate classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1993, all investments in obligations with fixed maturities are classified as held-to-maturity. Obligations with fixed maturities are deemed to be held-to-maturity securities when the Company has the ability and positive intent to hold them to maturity. Held-to-maturity securities are carried at amortized cost. Marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Earnings.

      (e)  Goodwill and negative goodwill of acquired businesses
           The difference between purchase cost and the fair value of the net assets of acquired businesses is amortized on a straight line basis over forty years. The net unamortized balance is carried in other assets.

      (f)  Insurance premium acquisition costs
           For financial reporting purposes, certain costs of acquiring insurance premiums are deferred, subject to ultimate recoverability, and charged to income as the premiums are earned. Generally, the ultimate recoverability of premium acquisition costs is determined without regard to investment income.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)   SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

      (g)  Deferred charges re reinsurance assumed
           The excess of estimated liabilities for claims and claim costs ultimately payable by the Insurance Group over consideration received with respect to retroactive property/casualty reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected settlement periods of the claim liabilities. At December 31, 1993 and 1992, deferred charges re reinsurance assumed in the amounts of $466.0 million and $482.2 million respectively are included in other assets.

      (h)  Losses and loss adjustment expenses
           Liability for losses and loss adjustment expenses represents the aggregate of such obligations of members of the Insurance Group with respect to: (i) prospective property/casualty insurance and reinsurance contracts, (ii) retroactive property/casualty reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, and (iii) reinsurance contracts providing for periodic payments with respect to settled claims ("structured settlements"). Except for structured settlement liabilities which are stated at discounted present values, the liability for losses and loss adjustment expenses is at the aggregate of estimated ultimate payment amounts.

           Ultimate payment amounts with respect to prospective contracts are determined from (i) individual case estimates, (ii) estimates of incurred but not reported losses, based on past experience, and
              (iii) reports of losses from ceding insurers.

           Ultimate payment amounts with respect to retroactive reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, are established for financial reporting purposes at maximum limits of indemnification under the contracts. This liability at December 31, 1993 was $1.181 billion and at December 31, 1992 was $1.232 billion. (See also 1(g) above for amounts related to deferred charges re reinsurance assumed.) For statutory reporting purposes, liabilities under these contracts are established, not at worst-case maximum loss limits, but at best estimates of claims and claim costs ultimately payable thereunder. These "best estimates" yielded respectively as of December 31, 1993 and December 31, 1992 liabilities of $919.8 million and $939.6 million. Underwriting losses reported with respect to these contracts in the accompanying financial statements were $41 million for 1993, $44 million for 1992 and $26 million for 1991, whereas for statutory reporting purposes the corresponding figures were a $10 million gain in 1993, and losses of $89 million and $184 million in 1992 and 1991, respectively.

           Liabilities under structured settlement contracts are established when the contracts are entered into, at the then present value of the actuarially determined ultimate payment amount discounted at the prevailing market interest rate. Thereafter, annual accretions to the liabilities are charged to losses incurred. The aggregate of these liabilities for financial reporting purposes at December 31, 1993 was $259.8 million. For statutory reporting purposes, where the liabilities are determined using discount rates mandated by Insurance Regulatory authorities (5% for contracts incepting after 1986 and 7% with respect to contracts dated prior to 1987), the aggregate of structured settlement liabilities was $343.4 million.

      (j)  Insurance premiums
           Insurance premiums for prospective insurance and non-property catastrophe reinsurance policies are recognized as revenues ratably over their terms with unearned premiums computed on a monthly or daily pro rata basis. Premiums for catastrophe excess of loss reinsurance contracts are deferred until the earlier of a loss occurrence or policy expiration. Consideration received for indemnification of risk under retroactive reinsurance contracts and structured settlements is accounted for as premiums earned at the inception of the contracts. Premiums earned are stated net of amounts ceded to reinsurers. See note 15.

      (k)  Reinsurance
           Provisions for losses and loss adjustment expenses are reported in the accompanying Consolidated Statements of Earnings after deducting estimates of recoveries under reinsurance contracts. Such recoveries totalled $34 million, $90 million and $26 million for 1993, 1992 and 1991, respectively. Reinsurance contracts do not relieve the Insurance Group Members of their obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts. Estimates of losses and loss expenses recoverable under reinsurance contracts are included in receivables.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)   DEXTER SHOE COMPANIES MERGER
      On November 7, 1993, the Company consummated a merger with the privately held Dexter Shoe Companies ("Dexter") by reissuing 25,203 shares of its common stock held in treasury in exchange for 100% of the outstanding common stock of Dexter. Dexter manufactures and distributes men's and women's dress, casual and athletic shoes. The merger was accounted for by the purchase method of accounting and, accordingly, Dexter's operating results are included in the Company's consolidated results of operations from the effective date of the merger. Had the results of Dexter been included commencing with operations in 1992, the reported results would not have been materially affected.

(3)   INVESTMENTS IN OBLIGATIONS WITH FIXED MATURITIES
      The amortized cost and estimated market values as of December 31, 1993 and 1992, of investments in obligations with fixed maturities are as follows (in thousands):

                     December 31, 1993                                       Gross        Gross       Estimated
                                                              Amortized    Unrealized   Unrealized     Market
                                                                Cost          Gains        Losses       Value
                                                             -----------   -----------  -----------  -----------
      Bonds:
        U.S. Treasury securities and obligations of
          U.S. government corporations and agencies . . .     $    9,286   $       131   $       (4)  $    9,413
        Obligations of states, municipalities
          and political subdivisions  . . . . . . . . . .        653,884        50,552         (810)     703,626
      Redeemable preferred stocks . . . . . . . . . . . .      1,381,882       190,188      (90,060)   1,482,010
      Mortgage-backed securities* . . . . . . . . . . . .         63,550         1,635           (7)      65,178
                                                              ----------    ----------   ----------   ----------
                                                              $2,108,602    $  242,506   $  (90,881)  $2,260,227
                                                              ==========    ==========   ==========   ==========

                     December 31, 1992                                         Gross        Gross      Estimated
                                                               Amortized     Unrealized   Unrealized    Market
                                                                 Cost          Gains        Losses       Value
                                                             ------------   -----------  ----------- ------------
      Bonds:
        U.S. Treasury securities and obligations of
          U.S. government corporations and agencies . . .      $   39,084    $      887  $      (30)   $   39,941
        Obligations of states, municipalities
          and political subdivisions  . . . . . . . . . .         453,277        56,432        (350)      509,359
        Corporate bonds . . . . . . . . . . . . . . . . .         133,566        30,317         --        163,883
      Redeemable preferred stocks . . . . . . . . . . . .       1,368,648        65,357     (89,701)    1,344,304
      Mortgage-backed securities* . . . . . . . . . . . .          39,106         1,624         (34)       40,696
                                                               ----------    ----------  ----------    ----------
                                                               $2,033,681    $  154,617  $  (90,115)   $2,098,183
                                                               ==========    ==========  ==========    ==========

* Excludes mortgage-backed securities held by commercial and consumer finance businesses. See note 5.

      Shown below are the amortized cost and estimated market values of the above obligations at December 31, 1993, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the obligations retain early call or prepayment rights. Amounts are in thousands.

                                                                                                       Estimated
                                                                                      Amortized         Market
                                                                                        Cost             Value
                                                                                   -------------     ------------
      Due in one year or less . . . . . . . . . . . . . . . . . . . . . . . .        $   33,196       $   33,789
      Due after one year through five years . . . . . . . . . . . . . . . . .         1,126,710        1,305,057
      Due after five years through ten years  . . . . . . . . . . . . . . . .           878,094          848,527
      Due after ten years . . . . . . . . . . . . . . . . . . . . . . . . . .             7,052            7,676
                                                                                   ------------     ------------
                                                                                      2,045,052        2,195,049
      Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . .            63,550           65,178
                                                                                    -----------      -----------
                                                                                     $2,108,602       $2,260,227
                                                                                     ==========       ==========

      Gross gains and gross losses realized on sales and redemptions of obligations with fixed maturities were as follows (in thousands):

                                                                          1993            1992           1991
                                                                      ------------    ------------   ------------
      Gross realized gains  . . . . . . . . . . . . . . . . . . .         $40,109         $80,076        $139,700
      Gross realized losses . . . . . . . . . . . . . . . . . . .            (174)           (563)           --

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   INVESTMENTS IN MARKETABLE EQUITY SECURITIES
      Aggregate data with respect to the consolidated investment in marketable equity securities are shown below (in thousands):

                 December 31, 1993

                                                                            Unrealized               Carrying (a)
                                                                Cost           Gain        Market       Value
                                                               ----------    ----------  -----------  -----------
           Common stock of:
              Capital Cities/ABC, Inc. (b)  . . . . . . .      $  345,000    $  894,000  $ 1,239,000  $ 1,239,000
              The Coca-Cola Company   . . . . . . . . . .       1,023,920     3,144,055    4,167,975    4,167,975
              GEICO Corporation (c)   . . . . . . . . . .          45,713     1,713,881    1,759,594    1,759,594
              The Gillette Company    . . . . . . . . . .         600,000       831,000    1,431,000    1,431,000
           All other marketable equity securities   . . .       2,303,125     1,639,503(d) 3,942,628    3,942,628
                                                               ----------    ----------  -----------  -----------
                                                               $4,317,758    $8,222,439  $12,540,197  $12,540,197
                                                               ==========    ==========  ===========  ===========

                 December 31, 1992

                                                                            Unrealized                 Carrying
                                                                Cost           Gain        Market       Value
                                                               ----------    ----------  -----------  -----------
           Common stock of:
              Capital Cities/ABC, Inc. (b)  . . . . . . .      $  517,500    $1,005,750  $ 1,523,250  $ 1,506,487
              The Coca-Cola Company   . . . . . . . . . .       1,023,920     2,887,205    3,911,125    3,903,918
              GEICO Corporation (c)   . . . . . . . . . .          45,713     2,180,537    2,226,250    2,226,250
              The Gillette Company    . . . . . . . . . .         600,000       765,000    1,365,000    1,365,000
           All other marketable equity securities   . . .       1,893,162     1,040,410(e) 2,933,572    2,650,999
                                                               ----------    ----------  -----------  -----------
                                                               $4,080,295    $7,878,902  $11,959,197  $11,652,654
                                                               ==========    ==========  ===========  ===========

(a) As discussed in Note 1(b), the Company adopted SFAS 115 as of December 31, 1993. Therefore, all marketable equity securities are carried at market value as of December 31, 1993. The cumulative effect of adopting this statement as of December 31, 1993, was to increase the ending balance in shareholders' equity by $171,775 to reflect the unrealized appreciation of marketable equity securities held by the Company and by its non-insurance subsidiaries, net of related income taxes and minority interest. Prior year financial statements have not been restated.

(b) Common shares of Capital Cities/ABC, Inc. ("Capital Cities") owned by Berkshire subsidiaries possessed approximately 13% of the voting rights of all Capital Cities shares outstanding at December 31, 1993. The shares are held subject to an Agreement, the terms of which grant to Capital Cities a right of first refusal to purchase the shares and otherwise govern until January 3, 1997, the manner by which the shares may be sold or transferred. Also, Berkshire and its subsidiaries have delivered to Capital Cities irrevocable proxies with respect to these shares in favor of Thomas S. Murphy or Daniel B. Burke, so long as either shall be the chief executive officer of Capital Cities, to vote the shares at any and all meetings of shareholders of Capital Cities. The proxies expire on January 2, 1997, or at the earlier date when neither of such persons is chief executive officer of Capital Cities.

(c) Subsidiaries of Berkshire owned shares of common stock of GEICO Corporation that possessed approximately 48% of the voting rights of all GEICO shares outstanding at December 31, 1993. Berkshire maintains an independent proxy arrangement for voting of the shares as required by Order of GEICO's domiciliary insurance supervisory authority. The Order, dating from Berkshire subsidiaries' major purchase of the shares in 1976, prohibits Berkshire from seeking or causing to change the independent proxy. Also, under the Order, no officer or director of Berkshire or of any affiliate or subsidiary of Berkshire is permitted to serve as a director of GEICO. Because the Order divests Berkshire of its voting rights with respect to the shares, Berkshire does not use the equity method of accounting for its investment in GEICO.

(d) Represents gross unrealized gains $1,732,295, less gross unrealized losses $92,792.

(e) Represents gross unrealized gains $1,101,039, less gross unrealized losses $60,629.

      Gross realized gains and losses on sales of marketable equity securities were as follows (dollars in thousands):

                                                                            1993            1992          1991
                                                                         ----------      ----------    ----------
Gross realized gains  . . . . . . . . . . . . . . . . . . . . . . . .      $518,347 *     $ 10,595      $ 62,050
Gross realized losses . . . . . . . . . . . . . . . . . . . . . . . .       (11,860)          (171)       (9,272)

* During the fourth quarter of 1993, a subsidiary of the Company sold 1,000,000 common shares of its investment in Capital Cities in connection with that Company's offer to buy from its shareholders up to 2,000,000 of its common shares. Prior to the sale and since 1986, Berkshire subsidiaries owned 3,000,000 shares of Capital Cities or approximately 18% of that Company's outstanding stock. Berkshire's gross realized gain from this transaction was $457.5 million.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) ASSETS AND LIABILITIES OF COMMERCIAL AND CONSUMER FINANCE BUSINESSES Assets and liabilities of Berkshire's commercial and consumer finance businesses are summarized below (in thousands):

                                                                                  Dec. 31,       Dec. 31,
                                                                                   1993           1992
                                                                               ------------   ------------
      ASSETS
      Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .        $  16,518      $  64,367
      Installment loans receivable  . . . . . . . . . . . . . . . . . . .          163,827        167,609
      Real estate loans (a) . . . . . . . . . . . . . . . . . . . . . . .             --          101,887
      Mortgages and mortgage-backed securities (b)  . . . . . . . . . . .          656,311         68,933
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,088         39,875
                                                                                ----------      ---------
                                                                                  $840,744       $442,671
                                                                                  ========       ========
      LIABILITIES
      8.125% Notes, payable in 1996 . . . . . . . . . . . . . . . . . . .         $120,000       $120,000
      Borrowings under investment agreements (c)  . . . . . . . . . . . .          551,909          8,862
      Savings accounts (a)  . . . . . . . . . . . . . . . . . . . . . . .             --          250,612
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           51,873         44,071
                                                                                 ---------      ---------
                                                                                  $723,782       $423,545
                                                                                  ========       ========

   (a) During 1993, a federal savings bank assumed Mutual Savings and Loan Association's savings account liabilities, offset substantially by real estate loans, cash and certain other assets of Mutual.

   (b) At December 31, 1993, mortgage-backed securities of $534,352 were included in this caption. Such securities consist of obligations of U.
         S. government corporations and agencies and corporate obligations collateralized by mortgages and other financial instruments. Each of these securities has received the highest rating from at least two rating agencies. At December 31, 1993, these securities had an average reported maturity, taking into account estimates for early repayments, of less than two years. The purchases of these securities were financed from proceeds of short-term borrowings under investment agreements with corresponding maturities. Estimated market values and gross unrealized gains and losses as of December 31, 1993 and 1992, are as follows (in thousands):

                                                             Gross          Gross
                                                           Unrealized     Unrealized
                                     Amortized Cost           Gain           Loss               Market
                                     --------------        ----------     ----------       ---------------
         1993 . . . . . . . . .        $656,311              $1,375         $(1,660)            $656,026
         1992 . . . . . . . . .          68,933               1,197             (46)              70,084

   (c) Borrowings under investment agreements are made pursuant to contracts with terms generally ranging from six months to twenty years calling for interest payable, normally semiannually, at fixed rates ranging from 2.5% to 6.0% per annum. Payments of amounts outstanding at December 31, 1993, are expected to be required no earlier than as follows (in thousands):

                               1994   . . . . . . . . . . . . . .$422,003
                               1995   . . . . . . . . . . . . . .  62,994
                               1996   . . . . . . . . . . . . . .  26,210
                               1997   . . . . . . . . . . . . . .     345
                               1998   . . . . . . . . . . . . . .     484
                               After 1998   . . . . . . . . . . .  39,873

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   INCOME TAXES
      The liability for income taxes as reflected in the accompanying Consolidated Balance Sheets represent estimates of liabilities as follows (in thousands):

                                                                        Dec. 31,       Dec. 31,
                                                                          1993          1992
                                                                      -----------    -----------
     Payable currently   . . . . . . . . . . . . . . . . . . . .      $   289,686    $    92,534
     Deferred    . . . . . . . . . . . . . . . . . . . . . . . .        2,740,503      2,424,652
                                                                      -----------    -----------
                                                                       $3,030,189     $2,517,186
                                                                       ==========     ==========

      As discussed in Note 1(b), the Company adopted SFAS 109 as of January 1, 1993. The cumulative effect of adopting SFAS 109 on the Company's financial statements was to decrease 1993 net income by about $71 million. This amount is reflected in the 1993 Consolidated Statement of Earnings as the cumulative effect of change in accounting principle. It primarily represents the impact of adjusting deferred taxes related to unrealized appreciation of marketable equity securities which arose prior to 1987 to reflect the then current capital gain tax rate of 34% as opposed to the 28% rate which was in effect when the deferred taxes originated. The effect of the accounting change on 1993 earnings before income taxes and cumulative effect adjustment was not material. Prior year financial statements have not been restated.

      During 1993, the federal corporate income and capital gain tax rate was increased from 34% to 35% retroactive to January 1, 1993. Accordingly, as required under SFAS 109, the Company recorded a charge to 1993 earnings of approximately $75 million. Most of this charge relates to the impact of adjusting deferred taxes applicable to unrealized appreciation of marketable equity securities.

      The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in thousands):

                                                                          1993*           1992           1991
                                                                         --------        --------       --------
      Federal . . . . . . . . . . . . . . . . . . . . . . . . . .        $320,419        $110,276       $120,121
      State . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,857          24,430         20,281
      Foreign . . . . . . . . . . . . . . . . . . . . . . . . . .           4,026           3,383          1,656
                                                                         --------        --------       --------
                                                                         $345,302        $138,089       $142,058
                                                                         ========        ========       ========
      Current . . . . . . . . . . . . . . . . . . . . . . . . . .        $400,762        $183,248       $152,563
      Deferred  . . . . . . . . . . . . . . . . . . . . . . . . .         (55,460)        (45,159)       (10,505)
                                                                         --------        --------       --------
                                                                         $345,302        $138,089       $142,058
                                                                         ========        ========       ========

   * Excludes the cumulative effect of change in accounting for income taxes ($70,984) and the effect of the change in federal income tax rate on deferred taxes applicable to unrealized appreciation of marketable equity securities ($75,348).

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1993 are shown below (in thousands):

                                                                          1993
                                                                       ----------
   Deferred tax liabilities:
      Relating to unrealized appreciation of
         marketable equity securities . . . . . . . . . . . . . .      $2,848,681
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          73,638
                                                                       ----------
                                                                        2,922,319
   Deferred tax assets  . . . . . . . . . . . . . . . . . . . . .        (181,816)
                                                                       ----------
   Net deferred tax liability . . . . . . . . . . . . . . . . . .      $2,740,503
                                                                       ==========

      For the years ended December 31, 1992 and 1991, deferred income tax benefit results from the timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and effects of those timing differences are presented below (in thousands):

      Applicable to:                                                                      1992           1991
                                                                                       -----------    -----------
      Deferred insurance premium acquisition costs  . . . . . . . . . . . . . . . .     $   7,371      $   3,392
      Losses and loss adjustment expenses, net  . . . . . . . . . . . . . . . . . .       (61,522)        (4,940)
      Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,309)        (5,414)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,301         (3,543)
                                                                                        ---------       --------
                                                                                         $(45,159)      $(10,505)
                                                                                         ========       ========

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   INCOME TAXES (Continued)
      Charges for income taxes are reconciled to hypothetical amounts computed at the federal statutory rate in the table shown below (in thousands):

                                                                          1993            1992           1991
                                                                       ----------        --------       --------
      Net earnings before income taxes  . . . . . . . . . . . . .      $1,189,718        $550,617       $592,986
                                                                       ==========        ========       ========
      Hypothetical amounts applicable to above
         computed at the federal statutory rate . . . . . . . . .      $  416,401        $187,210       $201,615
      Decreases, resulting from:
         Tax-exempt interest income . . . . . . . . . . . . . . .         (15,020)        (14,727)       (18,637)
         Dividends received deduction . . . . . . . . . . . . . .         (68,333)        (62,085)       (54,923)
      State income taxes, less federal income tax benefit . . . .          13,557          16,128         13,385
      Net other differences . . . . . . . . . . . . . . . . . . .          (1,303)         11,563            618
                                                                       ----------        --------       --------
      Total income taxes  . . . . . . . . . . . . . . . . . . . .      $  345,302*       $138,089       $142,058
                                                                       ==========        ========       ========

   * Excludes the cumulative effect of change in accounting for income taxes and the effect of the change in federal income tax rates on deferred taxes applicable to unrealized appreciation of marketable equity securities.

(7)   BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT
      Liabilities reflected for this balance sheet caption are as follows (in thousands):

                                                                                    Dec. 31,            Dec. 31,
                                                                                     1993                 1992
                                                                                  -----------          ----------
      Borrowings under investment agreements  . . . . . . . . . . . . . . . .      $  915,079          $  640,483
      Zero Coupon Convertible Subordinated Notes  . . . . . . . . . . . . . .           --                451,945
      Other debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57,310              62,269
                                                                                   ----------          ----------
                                                                                   $  972,389          $1,154,697
                                                                                   ===========         ==========

      Borrowings under investment agreements are made pursuant to contracts with terms generally ranging from three months to forty years and calling for interest payable, normally semiannually, at fixed rates ranging from 3.0% to 9.0% per annum. The borrowings are senior unsecured debt obligations of the Company.

      The Zero Coupon Convertible Subordinated Notes, originally issued in 1989, were redeemed in 1993. Each note was convertible at any time prior to redemption into 0.4515 shares of common stock. Prior to the redemption, certain note holders exercised their right to convert their notes into shares of Berkshire common stock. The Company issued 2,162 shares to holders electing to convert during 1992 and an additional 3,944 shares to holders electing conversion subsequent to December 31, 1992. On January 4, 1993, holders not electing to convert received $404.75 million in redemption proceeds for all remaining outstanding notes.

      No materially restrictive covenants are included in any of the various debt agreements.

      Payments of amounts outstanding at December 31, 1993, are expected to be required no earlier than as follows (in thousands):

                     1994   . . . . . . . . . . . . . .$106,264
                     1995   . . . . . . . . . . . . . .  25,602
                     1996   . . . . . . . . . . . . . .  26,528
                     1997   . . . . . . . . . . . . . .  31,882
                     1998   . . . . . . . . . . . . . .  29,216
                     After 1998   . . . . . . . . . . . 752,897

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   SHAREHOLDERS' EQUITY ACCOUNTS
      Changes in Shareholders' Equity accounts during the most recent three years were as follows (dollars in thousands except per share amounts):

                                                           Common         Capital
                                                         Stock of $5     in excess    Net Unrealized    Retained    Treasury
                                                          Par Value    of par value    Appreciation     Earnings     Stock
                                                         -----------   ------------   --------------   ----------   --------
      Balance December 31, 1990 . . . . . . . . . . . . .  $6,876        $157,377       $2,310,433     $2,855,061    $42,293
      Increase during 1991 in unrealized appreciation
         included in carrying value of marketable equity
         securities . . . . . . . . . . . . . . . . . . .                                2,526,248
      Change during 1991 in deemed applicable income
         taxes  . . . . . . . . . . . . . . . . . . . . .                                 (858,969)
      Increase in minority shareholders' interest in
         unrealized appreciation  . . . . . . . . . . . .                                  (14,723)
      Net earnings 1991 . . . . . . . . . . . . . . . . .                                                 439,908
                                                           ------        --------       ----------     ----------    -------
      Balance December 31, 1991 . . . . . . . . . . . . .   6,876         157,377        3,962,989      3,294,969     42,293
      Increase during 1992 in unrealized appreciation
         included in carrying value of marketable equity
         securities . . . . . . . . . . . . . . . . . . .                                1,644,810
      Change during 1992 in deemed applicable income
         taxes  . . . . . . . . . . . . . . . . . . . . .                                 (559,235)
      Increase in minority shareholders' interest in
         unrealized appreciation  . . . . . . . . . . . .                                   (1,345)
      Common stock (2,162 shares) issued upon conversion
         of Zero Coupon Convertible Subordinated Notes. .      11          24,887
      Net earnings 1992 . . . . . . . . . . . . . . . . .                                                 407,285
                                                           ------        --------       ----------     ----------    -------
      Balance December 31, 1992 . . . . . . . . . . . . .   6,887         182,264        5,047,219      3,702,254     42,293
      Common stock (3,944 shares) issued upon conversion
         of Zero Coupon Convertible Subordinated Notes         20          45,457
      Common stock (25,203 shares) issued in connection
         with acquisition of Dexter Shoe Companies  . . .                 428,353                                     (4,659)
      Increase during 1993 in unrealized appreciation
         included in carrying value of marketable equity
         securities . . . . . . . . . . . . . . . . . . .                                  316,002
      Change during 1993 in deemed applicable income
         taxes  . . . . . . . . . . . . . . . . . . . . .                                 (119,843)
      Increase in minority shareholders' interest in
         unrealized appreciation  . . . . . . . . . . . .                                   (2,501)
      Net earnings 1993 . . . . . . . . . . . . . . . . .                                                 688,121
      Cumulative effect of adoption on December 31,
         1993, of SFAS 115 (See notes 1[b] and 4) . . . .                                  171,775
                                                           ------        --------       ----------     ----------    -------
      Balance December 31, 1993 . . . . . . . . . . . . .  $6,907        $656,074       $5,412,652     $4,390,375    $37,634
                                                           ======        ========       ==========     ==========    =======

(9)   INTEREST AND DIVIDEND INCOME
      Interest and dividend income for each of the past three years were comprised of the following (in thousands):

                                                                           1993            1992           1991
                                                                         --------        --------       --------
      Interest earned by:
         Commercial and consumer finance businesses . . . . . .          $ 55,958        $ 62,042       $ 62,839
         Insurance businesses . . . . . . . . . . . . . . . . .            78,394          74,053         98,740
         Other  . . . . . . . . . . . . . . . . . . . . . . . .            22,597          56,898         59,713
      Dividends earned by:
         Insurance businesses . . . . . . . . . . . . . . . . .           306,725         287,464        244,702
         Other  . . . . . . . . . . . . . . . . . . . . . . . .            16,132          14,952         15,799
                                                                         --------        --------       --------
         Interest and dividend income . . . . . . . . . . . . .          $479,806        $495,409       $481,793
                                                                         ========        ========       ========

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)  INTEREST EXPENSE
      Interest expense for 1992 and 1991 includes premiums paid and related costs to permit redemption prior to maturity date of certain term debt. Premiums paid and related costs for such redemptions were $22.5 million for 1992 and $5.7 million for 1991. Interest expense is comprised of interest on debt, including the aforementioned early redemption premiums and related costs, plus interest on savings accounts of Mutual Savings and Loan Association ("Mutual") as follows (in thousands):

                                                                          1993            1992           1991
                                                                         --------        --------      ---------
      Debt of commercial and consumer finance businesses  . . .          $ 18,412        $ 13,867       $ 14,286
      Other debt and borrowings . . . . . . . . . . . . . . . .            56,545          98,643         89,250
      Savings accounts of Mutual* . . . . . . . . . . . . . . .             5,792          11,986         18,311
                                                                         --------        --------       --------
                                                                         $ 80,749        $124,496       $121,847
                                                                         ========        ========       ========

   *  See note 5(a).

(11)  DIVIDEND RESTRICTIONS - INSURANCE SUBSIDIARIES
      Payments of dividends by Insurance Group members are restricted by insurance statutes and regulations. Without prior regulatory approval in 1994, Berkshire can receive up to approximately $223 million as dividends from insurance subsidiaries.

      Combined shareholders' equity of insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $11.5 billion at December 31, 1993. This amount exceeded by approximately $2.1 billion the corresponding amount determined on the basis of generally accepted accounting principles; the difference principally represents deferred income tax assets and liabilities recognized for financial reporting purposes but not for statutory reporting purposes.

(12)  FAIR VALUES OF FINANCIAL INSTRUMENTS
      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires certain fair value disclosures. Fair value disclosures are required for most investment securities as well as other contractual assets and liabilities. Certain financial instruments, including insurance contracts, were excluded from SFAS 107 disclosure requirements due to perceived difficulties in measuring fair value. Accordingly, an estimation of fair value was not made with respect to the Company's liabilities for unpaid losses and loss expenses.

      In determining fair value, the Company used quoted market prices when available. For instruments where quoted market prices were not available, the Company used independent pricing services or appraisals by the Company's management. Those services and appraisals reflected the estimated present values utilizing current risk adjusted market rates of similar instruments.

      Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

      The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values. The estimated fair values of the Company's other financial instruments as of December 31, 1993 and 1992, are as follows (in thousands):

                                                     Carrying Value                   Estimated Fair Value
                                                     --------------                   --------------------
                                                   1993              1992             1993              1992
                                              --------------    --------------   --------------    --------------
Investments in obligations with fixed
   maturities . . . . . . . . . . . . . .        $ 2,108,602       $ 2,033,681      $ 2,260,227       $ 2,098,133
Investments in marketable equity
   securities . . . . . . . . . . . . . .         12,540,197        11,652,654       12,540,197        11,959,197
Assets of commercial and consumer
   finance businesses . . . . . . . . . .            840,744           442,671          859,199           463,998
Borrowings under investment agreements and
   other debt . . . . . . . . . . . . . .            972,389         1,154,697        1,048,623         1,180,518
Liabilities of commercial and consumer
   finance businesses . . . . . . . . . .            723,782           423,545          730,426           423,637

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  SUPPLEMENTAL CASH FLOW INFORMATION
      A summary of supplemental cash flow information is presented in the following table (in thousands):

                                                                            1993            1992           1991
                                                                         ---------       ---------       --------
Non-cash investing and financing activities:
   Liabilities assumed in connection with acquisition of businesses      $  26,093       $  45,735       $ 11,390
   Common shares issued upon conversions of Zero Coupon
      Convertible Subordinated Notes  . . . . . . . . . . . . .             45,477          24,898           --
   Common shares issued in connection with acquisition of
      Dexter Shoe Companies . . . . . . . . . . . . . . . . . .            433,012            --             --
Cash paid during the year for:
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . .            235,015         121,027        183,097
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . .             70,629          95,730         93,951

(14)  QUARTERLY DATA
      A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in thousands, except per share amounts.

                                                                1st            2nd         3rd          4th
          1993                                                 Quarter        Quarter     Quarter      Quarter
                                                               -------        -------     -------      -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .     $725,827       $703,698    $744,127    $1,479,831
                                                              --------       --------    --------    ----------
Earnings:
   Excluding realized investment gain and
     cumulative effect of accounting change   . . . . . .     $ 84,105       $103,836    $ 12,389*   $  202,073
   Realized investment gain   . . . . . . . . . . . . . .       16,630          8,127      10,405       321,540**
   Cumulative effect of change in accounting
     for income taxes   . . . . . . . . . . . . . . . . .      (70,984)        --          --            --
                                                              ---------    ----------  ----------   -----------
   Net earnings   . . . . . . . . . . . . . . . . . . . .     $ 29,751       $111,963    $ 22,794    $  523,613
                                                              ========       ========    ========    ==========
Earnings per share:
   Before realized investment gain and
     cumulative effect of accounting change   . . . . . .      $72.97         $90.09       $10.75       $173.10
   Realized investment gain   . . . . . . . . . . . . . .       14.43           7.05         9.03        275.45
   Cumulative effect of change in accounting
     for income taxes   . . . . . . . . . . . . . . . . .      (61.59)         --           --           --
                                                               ------         ------       ------       -------
   Net earnings   . . . . . . . . . . . . . . . . . . . .      $25.81         $97.14       $19.78       $448.55
                                                               ======         ======       ======       =======

    * Includes a non-recurring charge of $75,348 ($65.38/share) representing the effect of the change in federal income tax rates on deferred taxes applicable to unrealized appreciation. See note 6.
   **  Includes $297,375 ($254.75/share), net of taxes, related to sale of
       1,000,000 shares of Capital Cities/ABC, Inc. common stock.   See note 4.

                                                                 1st          2nd           3rd            4th
            1992                                                Quarter      Quarter       Quarter        Quarter
                                                                -------      -------       -------        -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .      $640,778     $655,876      $827,734       $904,952
                                                               --------     --------      --------       --------
Earnings:
   Excluding realized investment gain   . . . . . . . . .      $ 66,682     $ 98,619      $ 26,247       $156,178
   Realized investment gain   . . . . . . . . . . . . . .           747         (575)       12,086         47,301
                                                              ---------     --------      --------       --------
   Net earnings   . . . . . . . . . . . . . . . . . . . .      $ 67,429     $ 98,044      $ 38,333       $203,479
                                                               ========     ========      ========       ========
Earnings per share:
   Before realized investment gain  . . . . . . . . . . .        $58.17       $86.02        $22.90        $136.20
   Realized investment gain   . . . . . . . . . . . . . .          0.65        (0.50)        10.54          41.25
                                                                 ------        ------       ------        -------
   Net earnings   . . . . . . . . . . . . . . . . . . . .        $58.82        $85.52       $33.44        $177.45
                                                                 ======        ======       ======        =======

     See's Candies' sales peak at Easter and more notably so in the fourth quarter when more than one-half of annual revenues for that business are normally recorded. A non-seasonal factor that may influence Berkshire's interim consolidated financial statements is that estimation error, inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries, can be relatively more significant to results of interim periods than to results for a full year. Variations in amount and timing of realized securities gains or losses cause significant variations in periodic net earnings.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  BUSINESS SEGMENT DATA
      Berkshire identified eight business segments for purposes of 1993 reporting pursuant to Statement of Financial Accounting Standards No. 14. These include the property and casualty insurance and reinsurance business (The Insurance Segment) plus seven separately conducted non- insurance businesses as follows:

        Business
   identity and headquarters       Product                      Activity
   -------------------------       -------                      --------
   See's Candies                   Candy                        Manufacture and distribution at retail
     South San Francisco, CA                                      and by catalog solicitation

   World Book                      Encyclopedias and            Publication and marketing,
     Chicago, IL                     other reference materials    principally by the direct sales method

   Kirby, Douglas and
     Cleveland Wood Divisions
     of The Scott Fetzer Company   Home cleaning systems        Manufacture and sale principally to distributors
     Cleveland, OH

   Nebraska Furniture Mart         Home furnishings             Retailing
     Omaha, NE

   Buffalo News                    Newspaper                    Publication of a daily and Sunday newspaper
     Buffalo, NY

   H. H. Brown Shoe Co.,
     Lowell Shoe, Inc. and
     Dexter Shoe Companies         Shoes                        Manufacture, importing and distribution at wholesale
     Greenwich, CT, Hudson,                                      and retail
       NH and Dexter, ME

   Fechheimer Bros. Co.            Uniforms                     Manufacture and distribution at wholesale and retail
     Cincinnati, OH


      The business segments identified above were responsible in 1993 for 83% of Berkshire's consolidated revenues. Other businesses activities that contributed for 1993, in the aggregate, 16% of Berkshire's consolidated revenues, were as follows:

   Business identity            Product/Service/Activity
   ------------------           ------------------------
   Adalet                       Conduit fittings, explosion proof junction boxes, couplings and terminators
   BHR                          Real estate management
   Berkshire Hathaway
     Credit Corporation         Commercial financing
   Blue Chip Stamps             Marketing motivational services
   Borsheim's                   Retailing fine jewelry
   Campbell Hausfeld            Air compressors, air tools and painting systems
   Carefree                     Sun and shade control products and accessories for RVs
   France                       Appliance controls, ignition and sign transformers
   Halex                        Zinc die cast electrical fittings
   K&W Products                 Automotive compounds
   Meriam                       Pressure and flow measurement devices
   Northland                    Fractional horsepower motors
   Powerwinch                   Boat winches, windlasses
   Precision                    Steel service center
   Quikut                       Cutlery
   ScottCare                    Cardiopulmonary rehabilitation and monitoring equipment
   Scott Fetzer Financial Group Commercial and consumer finance companies
   Scot Labs                    Cleaning and maintenance chemicals
   Stahl                        Custom steel service bodies and tool boxes for trucks
   Wayne                        Furnace burners; sump, utility and sewage pumps
   Wesco Financial              Real estate management
   Western Enterprises          Compressed gas fittings and regulators
   Western Plastics             Molded plastic components

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) BUSINESS SEGMENT DATA (Continued)
      A disaggregation of Berkshire's consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in thousands.

                                                        REVENUES                OPERATING PROFIT BEFORE TAXES

                                               1993      1992       1991          1993       1992       1991
                                          ----------  ----------  ----------    ---------  ---------  --------
   Identified Segments:
      Insurance . . . . . . . . . . . .   $1,597,328  $1,078,419  $1,230,608    $ 961,774   $298,715  $323,006

      Non-insurance businesses  . . . .    1,443,079   1,284,523   1,204,755      224,795    209,871   176,134
                                          ----------   ---------  ----------    ----------  --------  --------
                                           3,040,407   2,362,942   2,435,363     1,186,569   508,586   499,140
   Other than identified segments . . .      613,076     666,398     670,633        59,694   140,674   183,096
   Interest expense * . . . . . . . . .                                            (56,545)  (98,643)  (89,250)
                                                                                ----------  --------  --------
      Aggregate consolidated total        $3,653,483  $3,029,340  $3,105,996    $1,189,718  $550,617  $592,986
                                          ==========  ==========  ==========    ==========  ========  ========

   * Amounts of interest expense represent those for borrowings under investment agreements and other debt exclusive of that of commercial and consumer finance businesses. See note 10.

   INSURANCE SEGMENT                                    REVENUES               OPERATING PROFIT BEFORE TAXES
   -----------------
                                             1993        1992       1991         1993       1992        1991
                                          ----------  ---------- ----------   ---------- ----------  ----------
   Premiums earned: *
      Primary or direct . . . . . . . .  $  249,585   $  179,441 $  175,882
      Reinsurance assumed . . . . . . .     448,040      530,525    637,512
      Reinsurance ceded . . . . . . . .     (41,284)     (45,673)   (36,981)
                                         ----------   ---------- ----------
                                            656,341      664,293    776,413
   Underwriting . . . . . . . . . . . .                                       $  29,960  $(108,961)  $(119,593)
   Investment income  . . . . . . . . .     385,119      361,517    343,442     375,946    355,067     331,846
   Realized investment gain . . . . . .     555,868       52,609    110,753     555,868     52,609     110,753
                                         ----------   ---------- ----------    --------  ---------   ---------
                                         $1,597,328   $1,078,419 $1,230,608    $961,774   $298,715    $323,006
                                         ==========   ========== ==========    ========   ========    ========

   *  Premiums written were as follows:

                                             1993        1992       1991
                                          ----------  ---------- ----------
      Primary or direct . . . . . . . .    $247,173    $153,177   $169,120
      Reinsurance assumed . . . . . . .     534,383     626,159    669,148
      Reinsurance ceded . . . . . . . .     (38,854)    (39,769)   (35,746)
                                          ---------   ---------  ---------
                                           $742,702    $739,567   $802,522
                                           ========    ========   ========

   NON-INSURANCE BUSINESS SEGMENTS                      REVENUES                          OPERATING PROFIT BEFORE TAXES
   -------------------------------
                                                  1993       1992        1991               1993      1992       1991
                                              ----------  ----------   ---------          --------  --------   --------
   Candy  . . . . . . . . . . . . . . . . .   $  201,243  $  197,186   $ 195,978          $ 40,270  $ 41,382   $ 41,416
   Encyclopedias, other reference material       198,807     246,107     311,509            19,375    28,228     22,232
   Home cleaning systems  . . . . . . . . .      193,891     190,072     192,001            40,944    37,744     37,332
   Home furnishings . . . . . . . . . . . .      209,134     186,096     171,002            21,094    16,665     13,939
   Newspaper  . . . . . . . . . . . . . . .      145,470     139,764     130,259            50,390    47,291     36,527
   Shoes  . . . . . . . . . . . . . . . . .      372,064     215,006     104,045            40,003    25,586     12,464
   Uniforms . . . . . . . . . . . . . . . .      122,470     110,292      99,961            12,719    12,975     12,224
                                              ----------  ----------  ----------          --------  --------   --------
                                              $1,443,079  $1,284,523  $1,204,755          $224,795  $209,871   $176,134
                                              ==========  ==========  ==========          ========  ========   ========

                                      33

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  BUSINESS SEGMENT DATA (Continued)

   OTHER THAN IDENTIFIED SEGMENTS                       REVENUES               OPERATING PROFIT BEFORE TAXES
   ------------------------------
                                               1993      1992        1991          1993      1992       1991
                                             --------   --------   --------      --------  --------   --------
   Other businesses . . . . . . . . . . . .  $595,513   $567,719   $524,395      $ 54,808  $ 54,321   $ 49,355
   Not identified with specific businesses:
      Interest and dividend income  . . . .    26,608     61,011     63,686        26,608    61,011     63,686
      Realized investment gain (loss) . . .    (9,444)    37,328     81,725        (9,444)   37,328     81,725
      All other except interest expense . .       399        340        827       (12,278)  (11,986)   (11,670)
                                             --------  ---------  ---------      --------  --------   --------
                                             $613,076   $666,398   $670,633      $ 59,694  $140,674   $183,096
                                             ========   ========   ========      ========  ========   ========

                                                                                        DEPREC. & AMORT.
                                                  CAPITAL EXPENDITURES *               OF TANGIBLE ASSETS

                                                1993      1992       1991           1993      1992       1991
                                              --------  --------   --------       --------  --------   --------
   Insurance  . . . . . . . . . . . . . . .    $ 1,207   $ 1,071    $ 1,437        $   812   $   840    $   992
   Candy  . . . . . . . . . . . . . . . . .      6,531     4,167      4,687          4,116     4,061      3,882
   Encyclopedias, other reference material         736       184      3,107          1,449     1,379      1,449
   Home cleaning systems  . . . . . . . . .      1,470       769      1,104          5,259     4,942      5,092
   Home furnishings . . . . . . . . . . . .      5,254     8,528      2,552          2,663     2,210      1,613
   Newspaper  . . . . . . . . . . . . . . .      3,602     3,370        817          1,855     2,373      2,949
   Shoes  . . . . . . . . . . . . . . . . .      4,407     2,171      1,050          5,201     3,027      1,580
   Uniforms . . . . . . . . . . . . . . . .      1,041     2,660      1,482          1,836     1,833      1,411
   Other  . . . . . . . . . . . . . . . . .     12,962     8,881     13,648         17,321    14,692     14,094
                                               -------   -------    -------        -------   -------    -------
                                               $37,210   $31,801    $29,884        $40,512   $35,357    $33,062
                                               =======   =======    =======        =======   =======    =======

   *  Expenditures which were part of business acquisitions are excluded.


                                                                      IDENTIFIABLE ASSETS

                                                                          AT YEAR-END
                                                           --------------------------------------------
                                                               1993            1992            1991
                                                           ------------    ------------    ------------
   Insurance  . . . . . . . . . . . . . . . . . . . . . . . $16,163,378     $14,788,237     $12,406,654

   Candy  . . . . . . . . . . . . . . . . . . . . . . . . .      70,201          65,880          68,300
   Encyclopedias, other reference material  . . . . . . . .      74,676          83,778          94,927
   Home cleaning systems  . . . . . . . . . . . . . . . . .      48,703          50,692          51,929
   Home furnishings . . . . . . . . . . . . . . . . . . . .     101,147          88,331          76,396
   Newspaper  . . . . . . . . . . . . . . . . . . . . . . .      45,402          43,751          44,061
   Shoes  . . . . . . . . . . . . . . . . . . . . . . . . .     641,548         208,218         157,902
   Uniforms . . . . . . . . . . . . . . . . . . . . . . . .      87,546          85,392          74,190
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .   2,287,868       1,717,719       1,487,543
                                                             ----------     -----------     -----------
                                                            $19,520,469     $17,131,998     $14,461,902
                                                            ===========     ===========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    Part III

          Except for the information set forth under the caption "Executive Officers of the Registrant" in Part I hereof, information required by this Part (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on April 25, 1994, which meeting will involve the election of directors.

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements
            --------------------
            The following consolidated financial statements, as well as the
Independent Auditors' Report, are included in Part II Item 8 of this report:

                                                                                PAGE
                                                                                ----
              Independent Auditors' Report                                       18

              Consolidated Balance Sheets at December 31, 1993 and 1992          19

              Consolidated Statements of Earnings for the years ended
               1993, 1992 and 1991                                               20

              Consolidated Statements of Cash Flows for the years ended
               1993, 1992 and 1991                                               21

              Notes to Consolidated Financial Statements                         22

(a)   2.    Financial Statement Schedules                                       PAGE
            -----------------------------                                       ----
              Independent Auditors' Report on Schedules                          37

              Schedule I -- Summary of Investments                               38
                 - Other than Affiliates, at December 31, 1993

              Schedule III -- Parent Company                                     39
                 Condensed Balance Sheets as of December 31, 1993
                 and 1992 and Condensed Statements of Earnings and
                 Cash Flows for the years ended 1993, 1992, and 1991.

              Schedule X -- Supplementary Income Statement Information,          41
                 for the years ended 1993, 1992, and 1991


            Other schedules are omitted because they are not required, information required therein is not applicable, or is reflected in the Financial Statements or notes thereto.


(a)   3.    Exhibits
            --------
            See the "Exhibit Index" at page 42.

(b)         Reports on Form 8-K
            --------------------
            None

                                   SIGNATURES




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         BERKSHIRE HATHAWAY INC.


Date:  March 30, 1994                               /s/    Marc D. Hamburg
                                                    ----------------------------
                                                           Marc D. Hamburg
                                                    Vice President and Treasurer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/   Warren E. Buffett             Chairman of the Board         March 30, 1994
- --------------------------          of Directors - Chief          --------------
      Warren E. Buffett             Executive Officer                   Date



/s/  Charles T. Munger              Vice Chairman of the          March 30, 1994
- --------------------------          Board of Directors            --------------
     Charles T. Munger                                                  Date



/s/  Malcolm G. Chace, III          Director                      March 30, 1994
- --------------------------                                        --------------
     Malcolm G. Chace, III                                              Date



/s/  Walter Scott, Jr.              Director                      March 30, 1994
- --------------------------                                        --------------
     Walter Scott, Jr.                                                  Date



/s/  Marc D. Hamburg                Vice President -              March 30, 1994
- --------------------------          Principal Financial           --------------
     Marc D. Hamburg                Officer                             Date



/s/  Daniel J. Jaksich              Controller                    March 30, 1994
- --------------------------                                        --------------
     Daniel J. Jaksich                                                  Date

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES




To the Board of Directors and Shareholders
Berkshire Hathaway Inc.




        We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated March 7, 1994, which report includes an explanatory paragraph regarding changes in accounting methods for income taxes and investments; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Berkshire Hathaway Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                               DELOITTE & TOUCHE



Omaha, Nebraska
March 7, 1994

                    Berkshire Hathaway Inc. and Subsidiaries
                             Summary of Investments
                               December 31, 1993

                                   Schedule I

                                                                            000's Omitted
                                                        Number of         Cost                        Balance
                                                        shares or          or                          Sheet
                                                        par value       Adjusted        Market        Carrying
                                                        of bonds          Cost           Value          Value
                                                        ---------       --------        -------       --------
Obligations with Fixed Maturities:
  Bonds:
    U.S. Government and U.S. Government
      agencies  . . . . . . . . . . . . . . . . . . .      9,180      $    9,286     $    9,413     $    9,286
    States, municipalities and political
      subdivisions  . . . . . . . . . . . . . . . . .    654,366         653,884        703,626        653,884
    Mortgage backed securities
      various issuers ****  . . . . . . . . . . . . .     63,900          63,550         65,178         63,550
  Redeemable preferred stocks -
    Salomon Inc*  . . . . . . . . . . . . . . . . . .        700         700,000        875,000**      700,000
    Various issuers   . . . . . . . . . . . . . . . .        ***         681,882        607,010        681,882
                                                                      ----------     ----------     ----------
      Total Obligations with Fixed Maturities   . . .                 $2,108,602     $2,260,227     $2,108,602
                                                                      ==========     ==========     ==========

Marketable Equity Securities:
  Common Stocks:
    Banks and insurance companies:
      GEICO Corporation*  . . . . . . . . . . . . . .     34,250      $   45,713    $ 1,759,594    $ 1,759,594
      Wells Fargo & Company*  . . . . . . . . . . . .      6,791         423,680        878,614        878,614
      Others  . . . . . . . . . . . . . . . . . . . .        ***         171,631        222,078        222,078
    Industrial and miscellaneous:
      Capital Cities/ABC, Inc.*   . . . . . . . . . .      2,000         345,000      1,239,000      1,239,000
      The Coca-Cola Company*  . . . . . . . . . . . .     93,400       1,023,920      4,167,975      4,167,975
      Federal Home Loan Mortgage Assn.*   . . . . . .     13,655         307,505        681,023        681,023
      General Dynamics Corporation*   . . . . . . . .      4,350          94,938        401,287        401,287
      The Gillette Company*   . . . . . . . . . . . .     24,000         600,000      1,431,000      1,431,000
      The Washington Post Company*  . . . . . . . . .      1,728           9,731        440,148        440,148
      Others  . . . . . . . . . . . . . . . . . . . .        ***         953,647        864,779        864,779

  Nonredeemable preferred stocks -
    Various issuers   . . . . . . . . . . . . . . . .        ***         341,993        454,699        454,699
                                                                      ----------    -----------    -----------
      Total Marketable Equity Securities  . . . . . .                 $4,317,758    $12,540,197    $12,540,197
                                                                      ==========    ===========    ===========

      * These issues are stated separately in accordance with note 2(ii)(1) to Rule 12-02 of Regulation S-X.

     ** There is no regular trading market for this security. The market value is based upon fair value as determined by the valuation committee of Registrant's Board of Directors.

    ***  Not meaningful

   **** Excludes mortgage backed securities of various issuers held by commercial and consumer finance businesses. At December 31, 1993, the aggregate cost and carrying value of such securities was $534,352 and the aggregate market value was $533,010.

                            BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                        Condensed Financial Information
                             (Dollars in thousands)

                                  Schedule III

  This Schedule includes the accounts of the Buffalo News Division, an autonomous division of Registrant. Its business is the publishing of a daily and Sunday newspaper in Buffalo, New York.


                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                       1993            1992
                                                                                    ----------      ----------
Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .      $   359,938     $   595,255
    Investments in consolidated subsidiaries  . . . . . . . . . . . . . . . .       11,074,971       9,310,343
    Investments - other than consolidated subsidiaries  . . . . . . . . . . .          144,102         127,087
    Other assets (includes identifiable assets of the
        Buffalo News Division of $45,402 and $43,751 at
        December 31, 1993 and 1992 respectively)  . . . . . . . . . . . . . .           52,735          54,938
                                                                                   -----------     -----------
                                                                                   $11,631,746     $10,087,623
                                                                                   ===========     ===========
Liabilities and Shareholders' Equity:
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . .      $    28,905     $    26,286
    Borrowings under investment agreements and other debt   . . . . . . . . .          925,079       1,103,205
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          249,388          61,801
                                                                                   -----------     -----------
                                                                                     1,203,372       1,191,292
    Shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .       10,428,374       8,896,331
                                                                                   -----------     -----------
                                                                                   $11,631,746     $10,087,623
                                                                                   ===========     ===========

                          STATEMENTS OF EARNINGS
                                                                             1993         1992          1991
                                                                           --------     --------      --------
Income items:
    From consolidated subsidiaries:
        Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    735      $    499      $    163
        Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .    169,664       313,398       168,109
        Undistributed earnings  . . . . . . . . . . . . . . . . . . . .    528,535        79,926       231,300
                                                                          --------      --------      --------
                                                                           698,934       393,823       399,572
    Interest and dividends - other investments  . . . . . . . . . . . .     14,832        48,907        50,877
    Realized investment gain (loss)   . . . . . . . . . . . . . . . . .     (9,446)       37,328        67,816
    Revenues of Buffalo News Division   . . . . . . . . . . . . . . . .    145,470       139,764       130,259
    Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        399           254           544
                                                                         ---------     ---------     ---------
                                                                           850,189       620,076       649,068
                                                                          --------      --------      --------
Cost and expense items:
    Costs and expenses of Buffalo News Division   . . . . . . . . . . .     95,080        92,473        93,732
    General and administrative  . . . . . . . . . . . . . . . . . . . .      5,566         5,784         6,783
    Interest and finance charges  . . . . . . . . . . . . . . . . . . .     50,611        90,613        81,310
    Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .     10,811        23,921        27,335
                                                                         ---------     ---------     ---------
                                                                           162,068       212,791       209,160
                                                                          --------      --------      --------
        Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .   $688,121      $407,285      $439,908
                                                                          ========      ========      ========


         See Note to Condensed Financial Information on following page.

                            BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                        Condensed Financial Information
                             (Dollars in thousands)

                            Schedule III (continued)

See headnote on preceding page.

                            STATEMENTS OF CASH FLOWS

                                                                        1993            1992            1991
                                                                      --------        --------        --------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . .      $688,121        $407,285        $439,908
   Adjustments to reconcile net income to
    cash flows from operating activities:
      Undistributed current earnings of subsidiaries  . . . . .      (528,535)        (79,926)       (231,300)
      Realized investment (gain) loss   . . . . . . . . . . . .         9,446         (37,328)        (67,816)
      Increase (decrease) in income taxes payable   . . . . . .       187,587          57,896         (28,772)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . .        (1,216)         45,856           3,016
                                                                     --------        --------        --------
   Net cash flows from operating activities   . . . . . . . . .       355,403         393,783         115,036
                                                                     --------        --------        --------

Cash flows from investing activities:
   Investments in and advances to consolidated
      subsidiaries  . . . . . . . . . . . . . . . . . . . . . .      (298,575)       (197,212)       (128,496)
   Purchases of investments   . . . . . . . . . . . . . . . . .      (162,789)        (39,146)       (139,865)
   Proceeds on sales of investments   . . . . . . . . . . . . .         2,757         160,264         330,024
                                                                    ---------        --------        --------
   Net cash flows from investing activities   . . . . . . . . .      (458,607)        (76,094)         61,663
                                                                     --------        --------        --------

Cash flows from financing activities:
   Proceeds from borrowings   . . . . . . . . . . . . . . . . .     1,259,798         952,901         434,688
   Repayment of borrowings  . . . . . . . . . . . . . . . . . .    (1,391,911)       (879,109)       (439,495)
                                                                   ----------        --------        --------
   Net cash flows from financing activities   . . . . . . . . .      (132,113)         73,792          (4,807)
                                                                   ----------        --------        --------

Increase (decrease) in cash and cash equivalents  . . . . . . .      (235,317)        391,481         171,892
Cash and cash equivalents at beginning of year  . . . . . . . .       595,255         203,774          31,882
                                                                    ---------        --------        --------
Cash and cash equivalents at end of year  . . . . . . . . . . .    $  359,938        $595,255        $203,774
                                                                   ==========        ========        ========
Other cash flow information:
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . .    $  212,313        $105,592        $168,438
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . .        47,007          63,659          55,573

                    NOTE TO CONDENSED FINANCIAL INFORMATION

   Principal repayments of the Registrant's borrowings under investment agreements and other debt outstanding at December 31, 1993 are expected to be required no earlier than as follows:

                          1994  . . . . . . . . . . . . . . . . . . . . . . .  $102,013
                          1995  . . . . . . . . . . . . . . . . . . . . . . .    24,793
                          1996  . . . . . . . . . . . . . . . . . . . . . . .    25,775
                          1997  . . . . . . . . . . . . . . . . . . . . . . .    31,087
                          1998  . . . . . . . . . . . . . . . . . . . . . . .    27,418
                          After 1998  . . . . . . . . . . . . . . . . . . . .   713,993

      For additional information regarding Registrant's borrowings under investment agreements and other debt, see Note 7 to the Consolidated Financial Statements on page 28.

                    Berkshire Hathaway Inc. and Subsidiaries
                   Supplementary Income Statement Information
                             (Dollars in thousands)

                                   Schedule X

        Certain items of expense that exceeded 1% of revenues in the Consolidated Statement of Earnings were as follows:

                                                                              1993         1992         1991
                                                                            --------     --------     --------
Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       *            *         $31,686





* Item did not exceed 1% of revenues

                                 EXHIBIT INDEX

Exhibit No.
- -----------
    3              Restated Certificate of Incorporation

    3.1            By-Laws

    4              Form of Indenture dated as of December 1, 1987 between
                   Berkshire Hathaway Inc. and The First National Bank of
                   Boston, as trustee, with respect to 9 3/4% Debentures due
                   January 15, 2018.  Incorporated by reference to Exhibit 4 to
                   Registration Statement No. 33-19000 filed on Form S-3

                   OTHER INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF
                   LONG-TERM DEBT OF REGISTRANT AND ITS SUBSIDIARIES ARE NOT
                   BEING FILED SINCE THE TOTAL AMOUNT OF SECURITIES AUTHORIZED
                   BY ALL OTHER SUCH INSTRUMENTS DOES NOT EXCEED 10% OF THE
                   TOTAL ASSETS OF THE REGISTRANT AND ITS SUBSIDIARIES ON A
                   CONSOLIDATED BASIS AS OF DECEMBER 31, 1993.  THE REGISTRANT
                   HEREBY AGREES TO FURNISH TO THE COMMISSION UPON REQUEST A
                   COPY OF ANY SUCH DEBT INSTRUMENT TO WHICH IT IS A PARTY.

    10.1           Agreement with Capital Cities Communications, Inc.
                   dated January 2, 1986.  Incorporated by reference to Exhibit
                   10.1 to the Registrant's 1990 Annual Report on Form 10-K.

    10.15          Letter Agreement between Berkshire Hathaway Inc. and
                   Capital Cities/ABC, Inc. dated October 29, 1993 relating to
                   Capital Cities/ABC, Inc.'s offer to purchase from its shareholders up to 2,000,000 shares of Common Stock.

    10.2           Written Description of Agreement with Michael A.
                   Goldberg re Annual Bonus Compensation dated March 25, 1991.
                   Incorporated by reference to Exhibit 10.2 to the Registrant's 1990 Annual Report on Form 10-K.

    10.3           Letter Agreements between Berkshire Hathaway Inc. and
                   Salomon Inc dated September 27, 1987 and September 28, 1987 relating to the purchase by Registrant of an Issue of Series A Cumulative Convertible Preferred Stock of Salomon
                   Inc and Certificate of Designation of said Preferred Stock.
                   Incorporated by reference to Exhibit 10.3 to Registrant's
                   1992 Annual Report on Form 10-K.

    10.4           Letter Agreement dated September 1, 1986 between
                   Berkshire Hathaway Inc. and Trustee under indenture covering debt securities issued by Scott Fetzer Financial
                   Group, Inc., formerly World Book Finance, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant's 1991 Annual
                   Report on Form 10-K.

    10.5           Investment Agreement dated July 1, 1986, between
                   Berkshire Hathaway Inc. and Scott Fetzer Financial Group,
                   Inc., formerly World Book Finance, Inc. and Amendment thereto dated August 31, 1986. Incorporated by reference to
                   Exhibit 10.5 to the Registrant's 1991 Annual Report on Form
                   10-K.

    12 Statement of computation of ratio of earnings to fixed charges

    22             Subsidiaries of the Registrant

    23             Independent Auditors' Consent