Form 10-Q
period 1994-03-31
BERKSHIRE HATHAWAY INC /DE/
filed 1994-05-13
CIK 109694

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter period ended March 31, 1994

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -----------------------   ----------------------

Commission file number 1-10125


                            BERKSHIRE HATHAWAY INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                  04 2254452
- - --------------------------------      ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification number)
 incorporation or organization)



                  1440 Kiewit Plaza, Omaha, Nebraska   68131
                  ------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)


                                (402) 346-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


- - -------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             X
                           ------           -------
                            YES               NO

 Number of shares of common stock outstanding as of May 13, 1994....  1,177,750

                                   FORM 10-Q


                              BERKSHIRE HATHAWAY INC.              Q/E 3/31/94



                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION

        ITEM 1.     FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets --               2
                    March 31, 1994 and December 31, 1993

                    Consolidated Statements of Earnings --                 3
                    First Quarter, 1994 and 1993

                    Condensed Consolidated Statements of Cash Flows --     4
                    First Quarter, 1994 and 1993

                    Notes to Interim Consolidated Financial Statements    5-8

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    9-11
                    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                12

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                Q/E 3/31/94

                         PART I. FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                             March 31,       December 31,
                                                                               1994              1993
                                                                            -----------      ------------
                             ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .       $ 1,298,711       $ 1,838,103
    Investments:
      Obligations with fixed maturities . . . . . . . . . . . . . . .         2,179,806         2,108,602
      Marketable equity securities  . . . . . . . . . . . . . . . . .        12,705,217        12,540,197
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .           926,763           525,285
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .           391,890           378,386
    Properties and equipment  . . . . . . . . . . . . . . . . . . . .           257,850           259,736
    Assets of commercial and consumer finance businesses  . . . . . .           800,752           840,744
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,018,591         1,029,416
                                                                            -----------       -----------
                                                                            $19,579,580       $19,520,469
                                                                            ===========       ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

    Losses and loss adjustment expenses . . . . . . . . . . . . . . .       $ 3,268,171       $ 3,128,809
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . .           647,698           315,750
    Accounts payable, accruals and other liabilities  . . . . . . . .           683,519           738,897
    Income taxes, principally deferred  . . . . . . . . . . . . . . .         2,759,351         3,030,189
    Borrowings under investment agreements and other debt . . . . . .           904,136           972,389
    Liabilities of commercial and consumer finance businesses . . . .           684,415           723,782
                                                                            -----------       -----------
                                                                              8,947,290         8,909,816
                                                                            -----------       -----------
    Minority shareholders' interests  . . . . . . . . . . . . . . . .           186,996           182,279
                                                                            -----------       -----------

    Shareholders' equity:
      Common stock - par value of 1,381,308 issued shares . . . . . .             6,907             6,907
      Capital in excess of par value  . . . . . . . . . . . . . . . .           656,074           656,074
      Unrealized appreciation of investments, net . . . . . . . . . .         5,296,682         5,412,652
      Retained earnings . . . . . . . . . . . . . . . . . . . . . . .         4,523,265         4,390,375
                                                                            -----------       -----------
                                                                             10,482,928        10,466,008
      Less: Cost of 203,558 common shares in treasury . . . . . . . .           (37,634)          (37,634)
                                                                            -----------       -----------
                 Total shareholders' equity  . . .                           10,445,294        10,428,374
                                                                            -----------       -----------
                                                                            $19,579,580       $19,520,469
                                                                            ===========       ===========


    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/94

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)


                                                                                         First Quarter
                                                                                  ----------------------------
                                                                                     1994              1993
                                                                                  ----------        ----------
    REVENUES:
      Sales and service revenues  . . . . . . . . . . . . . . . . . . . . .       $  554,848        $  456,052
      Insurance premiums earned . . . . . . . . . . . . . . . . . . . . . .          165,070           128,148
      Interest and dividend income  . . . . . . . . . . . . . . . . . . . .          136,004           114,837
      Realized investment gain  . . . . . . . . . . . . . . . . . . . . . .           77,835            25,585
      Sundry income . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,160             1,205
                                                                                  ----------        ----------
                                                                                     935,917           725,827
                                                                                  ----------        ----------
    COST AND EXPENSES:
      Cost of products and services sold  . . . . . . . . . . . . . . . . .          339,248           273,308
      Insurance losses and loss adjustment expenses . . . . . . . . . . . .          209,004           127,864
      Insurance underwriting expenses . . . . . . . . . . . . . . . . . . .           29,873            32,213
      Selling, general and administrative expenses  . . . . . . . . . . . .          158,008           139,210
      Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .           23,974            18,039
                                                                                  ----------        ----------
                                                                                     760,107           590,634
                                                                                  ----------        ----------
    EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND
        CUMULATIVE EFFECT OF ACCOUNTING CHANGE  . . . . . . . . . . . . . .          175,810           135,193
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           40,652            31,986
      Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .            2,268             2,472
                                                                                  ----------        ----------
    EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE  . . . . . . . .          132,890           100,735
      Cumulative effect of change in accounting for income taxes  . . . . .               --           (70,984)
                                                                                  ----------        ----------
    NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  132,890        $   29,751
                                                                                  ==========        ==========


      Average shares outstanding  . . . . . . . . . . . . . . . . . . . . .        1,177,750         1,152,547

    EARNINGS PER SHARE:
      Before cumulative effect of accounting change . . . . . . . . . . . .       $   112.83        $    87.40
      Cumulative effect of change in accounting for income taxes  . . . . .               --            (61.59)
                                                                                  ----------        ----------
      Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   112.83        $    25.81
                                                                                  ==========        ==========

    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                   Q/E 3/31/94

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                                        First Quarter
                                                                                 ----------------------------
                                                                                    1994             1993
                                                                                 -----------       ----------
    Net cash flows from operating activities  . . . . . . . . . . . . . . .      $     5,000       $   64,217
                                                                                 -----------       ----------
        Cash flows from investing activities:
          Purchases of investments  . . . . . . . . . . . . . . . . . . . .       (1,082,945)        (459,856)
          Proceeds on sales and maturities of investments . . . . . . . . .          621,088          203,863
          Loans and investments originated in finance businesses. . . . . .          (84,761)         (35,603)
          Principal collections on loans and investments originated in
            finance businesses  . . . . . . . . . . . . . . . . . . . . . .           94,377           52,848
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (608)            (768)
                                                                                 -----------       ----------
    Net cash flows from investing activities  . . . . . . . . . . . . . . .         (452,849)        (239,516)
                                                                                 -----------       ----------
        Cash flows from financing activities:
          Proceeds from borrowings of finance businesses. . . . . . . . . .           74,088            4,226
          Proceeds from other borrowings. . . . . . . . . . . . . . . . . .          352,016          245,148
          Repayments of borrowings of finance businesses. . . . . . . . . .          (93,750)         (13,368)
          Repayments of other borrowings                                            (420,304)        (674,564)
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (296)          (1,181)
                                                                                 -----------       -----------
    Net cash flows from financing activities  . . . . . . . . . . . . . . .          (88,246)        (439,739)
                                                                                 -----------       ----------
    Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . .         (536,095)        (615,038)
    Cash and cash equivalents at beginning of year* . . . . . . . . . . . .        1,854,621        1,192,363
                                                                                 -----------       ----------
    Cash and cash equivalents at end of first quarter*  . . . . . . . . . .      $ 1,318,526       $  577,325
                                                                                 ===========       ==========

    Supplemental cash flow information:
          Non-cash investing and financing activities:
          Common shares issued upon conversions of Zero Coupon
            Convertible Subordinated Notes  . . . . . . . . . . . . . . . .      $     --          $   45,477
          Cash paid during the period for:
            Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .          249,482           63,380
            Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,813           22,397

*  Cash and cash equivalents are comprised of the following:
      Beginning of year --
        Commercial and consumer finance businesses. . . . . . . . . . . . .      $    16,518       $   64,367
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,838,103        1,127,996
                                                                                 -----------       ----------
                                                                                 $ 1,854,621       $1,192,363
                                                                                 ===========       ==========
      End of first quarter --
        Commercial and consumer finance businesses. . . . . . . . . . . . .      $    19,815       $   91,072
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,298,711          486,253
                                                                                 -----------       ----------
                                                                                 $ 1,318,526       $  577,325
                                                                                 ===========       ==========


    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                   Q/E 3/31/94

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

    Reference is made to Berkshire's most recently issued Annual Report that included information necessary or useful to understanding of Berkshire's businesses and financial statement presentations. In particular, Berkshire's significant accounting policies and practices were presented as Note 1 to the consolidated financial statements included in that Report.

    Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles.

NOTE 2.  CHANGE IN ACCOUNTING FOR INCOME TAXES

    Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the "deferred method" to the "asset and liability method". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The provisions of SFAS 109 require that the effect on deferred taxes of a change in tax rates be recognized in income in the period that includes the enactment date.

    The cumulative effect of adopting SFAS 109 on the Company's financial statements was to decrease 1993 net income by about $71 million.
This amount is reflected in the 1993 Consolidated Statement of Earnings as the cumulative effect of a change in accounting principle. It primarily represents the impact of adjusting deferred taxes related to unrealized appreciation of marketable equity securities which arose prior to 1987 to reflect the then current capital gain tax rate of 34% as opposed to the 28% rate which was in effect when the deferred taxes originated. The effect of the accounting change on 1993 earnings before income taxes and cumulative effect adjustment was not material.

NOTE 3.  INVESTMENTS IN OBLIGATIONS WITH FIXED MATURITIES

    Data with respect to investments in obligations with fixed maturities (other than mortgage-backed securities held by commercial and consumer finance businesses -- See Note 5) are shown in the tabulation below.

                                                           (000s omitted)
                                                     March 31,       December 31,
                                                       1994             1993
                                                    -----------      -----------
    Amortized cost  . . . . . . . . . . . . .       $2,108,502        $2,108,602
    Gross unrealized gains  . . . . . . . . .          255,615           242,506
    Gross unrealized losses . . . . . . . . .         (184,311)          (90,881)
                                                    ----------        ----------
    Estimated fair value  . . . . . . . . . .       $2,179,806        $2,260,227
                                                    ==========        ==========

    As of March 31, 1994, investments in obligations with fixed maturities, other than mortgage-backed securities held by commercial and consumer finance businesses, have been classified as "available for sale". In accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities", which the Company adopted as of December 31, 1993, investments so classified are carried at fair value, with the net after-tax unrealized gain or loss reported as a component of shareholders' equity. Such investments were classified as "held to maturity" at December 31, 1993 and, accordingly, carried at amortized cost. The change in classification with respect to these investments results in consistent financial reporting with the Company's investments in marketable equity securities. Had the change been reflected as of December 31, 1993, the Company's reported financial condition would not have been materially affected.

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                Q/E 3/31/94

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

    Data with respect to investments in marketable equity securities are shown in the tabulation below.

                                                              (000s omitted)
                                                       March 31,       December 31,
                                                         1994              1993
                                                      -----------      -----------
    Total cost  . . . . . . . . . . . . . . . . .     $ 4,727,007      $ 4,317,758
    Gross unrealized gains  . . . . . . . . . . .       8,130,202        8,315,231
    Gross unrealized losses . . . . . . . . . . .        (151,992)         (92,792)
                                                      -----------      -----------
    Total approximate market value  . . . . . . .     $12,705,217      $12,540,197
                                                      ===========      ===========
    Carrying value:
      Capital Cities/ABC, Inc.  . . . . . . . . .     $ 1,368,000      $ 1,239,000
      The Coca-Cola Company . . . . . . . . . . .       3,794,375        4,167,975
      GEICO Corporation . . . . . . . . . . . . .       1,840,938        1,759,594
      The Gillette Company  . . . . . . . . . . .       1,518,000        1,431,000
      All others  . . . . . . . . . . . . . . . .       4,183,904        3,942,628
                                                      -----------      -----------
      Total . . . . . . . . . . . . . . . . . . .     $12,705,217      $12,540,197
                                                      ===========      ===========


NOTE 5.  ASSETS AND LIABILITIES OF COMMERCIAL AND CONSUMER FINANCE BUSINESSES

    Assets and liabilities of Berkshire's commercial and consumer finance businesses are summarized below.

                                                            (000s omitted)
                                                      March 31,      December 31,
                                                        1994            1993
                                                      ---------      -----------
    Assets
    ------
    Cash and cash equivalents . . . . . . . . . .     $ 19,815         $ 16,518
    Installment loans receivable  . . . . . . . .      156,038          163,827
    Mortgages and mortgage backed securities  . .      620,301          656,311
    Other . . . . . . . . . . . . . . . . . . . .        4,598            4,088
                                                      --------         --------
                                                      $800,752         $840,744
                                                      ========         ========

    Liabilities
    -----------
    8.125% Notes, payable in 1996 . . . . . . . .     $120,000         $120,000
    Borrowings under investment agreements  . . .      532,247          551,909
    Other . . . . . . . . . . . . . . . . . . . .       32,168           51,873
                                                      --------         --------
                                                      $684,415         $723,782
                                                      ========         ========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.              Q/E 3/31/94

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  DEFERRED INCOME TAX LIABILITY

    The tax effect of significant items comprising the Company's net deferred tax liability as of March 31, 1994 and December 31, 1993 are as follows:

                                                                      (000s omitted)
                                                                  March 31,     December 31,
                                                                    1994           1993
                                                                 ----------     ------------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments  . . . .  $2,795,418      $2,848,681
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      72,724          73,638
                                                                 ----------      ----------
                                                                  2,868,142       2,922,319
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . .    (171,766)       (181,816)
                                                                 ----------      ----------
    Net deferred tax liability  . . . . . . . . . . . . . . . .  $2,696,376      $2,740,503
                                                                 ==========      ==========

NOTE 7.  INTEREST AND DIVIDEND INCOME

    Interest and dividend income for the first quarter of 1994 and 1993 was comprised of the following:

                                                                      (000s omitted)
                                                                       First Quarter
                                                                  ----------------------
                                                                    1994         1993
                                                                  --------     ---------
    Interest earned by:
      Commercial and consumer finance businesses  . . . . . . .   $ 17,844     $  12,833
      Insurance businesses  . . . . . . . . . . . . . . . . . .     20,731        14,921
      Other . . . . . . . . . . . . . . . . . . . . . . . . . .      4,887         9,132

    Dividends earned by:
      Insurance businesses  . . . . . . . . . . . . . . . . . .     90,109        74,061
      Other . . . . . . . . . . . . . . . . . . . . . . . . . .      2,433         3,890
                                                                  --------      --------
      Interest and dividend income  . . . . . . . . . . . . . .   $136,004      $114,837
                                                                  ========      ========

NOTE 8.  INTEREST EXPENSE

    Interest expense for the first quarter of 1994 and 1993 was comprised of the following:

                                                                     (000s omitted)
                                                                      First Quarter
                                                                   --------------------
                                                                    1994         1993
                                                                   -------      -------
    Debt of commercial and consumer finance businesses  . . . .    $ 7,998      $ 3,124
    Other debt  . . . . . . . . . . . . . . . . . . . . . . . .     15,976       12,840
    Savings accounts of Mutual Savings and Loan Association . .       --          2,075
                                                                   -------      -------
                                                                   $23,974      $18,039
                                                                   =======      =======

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.               Q/E 3/31/94

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.  UNREALIZED APPRECIATION OF INVESTMENTS

    Changes in "Unrealized appreciation of investments, net", the balance of which is carried in shareholders' equity, were as follows during the first quarter of 1994 and 1993:

                                                                           (000s omitted)
                                                                            First Quarter
                                                                      ------------------------
                                                                          1994         1993
                                                                      -----------  -----------
     Increase (decrease) in unrealized appreciation . . . . . . .     $ (172,924)   $  414,249
     (Increase) decrease in deemed applicable income taxes  . . .         59,734      (140,845)*
     Increase in minority shareholders' interest  . . . . . . . .         (2,780)       (1,443)
                                                                      ----------    ----------
       Net increase (decrease)  . . . . . . . . . . . . . . . . .       (115,970)      271,961
     Balance at beginning of period . . . . . . . . . . . . . . .      5,412,652     5,047,219
                                                                      ----------    ----------
     Balance at end of first quarter  . . . . . . . . . . . . . .     $5,296,682    $5,319,180
                                                                      ==========    ==========

* Other than relating to cumulative effect of change in accounting for income taxes. See Note 2.

NOTE 10.  SEASONALITY AND OTHER FACTORS AFFECTING INTERIM STATEMENTS

    For a number of reasons, Berkshire's results for interim periods are not normally indicative of results to be expected for the year. Most significantly, the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Variations in amount and timing of realized securities gains or losses cause significant variations in periodic net earnings.

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                  Q/E 3/31/94


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the first quarter of the current and prior year are disaggregated in the following table. Amounts are in thousands and each figure is income tax effected.

                                                                          First Quarter
                                                                      ---------------------
                                                                        1994         1993
                                                                      --------     --------
Insurance, except realized investment gain  . . . . . . . . . . . .   $ 43,813     $ 54,240
Manufacturing, merchandising and services . . . . . . . . . . . . .     45,385       34,821
Unallocated income/expense, net . . . . . . . . . . . . . . . . . .      3,476        3,217
Interest expense *  . . . . . . . . . . . . . . . . . . . . . . . .    (10,362)      (8,173)
                                                                      --------     --------
    Earnings before realized investment gain
      and cumulative effect of accounting change  . . . . . . . . .     82,312       84,105
Realized investment gain  . . . . . . . . . . . . . . . . . . . . .     50,578       16,630
                                                                      --------     --------
    Earnings before cumulative effect of accounting change  . . . .    132,890      100,735
Cumulative effect of change in accounting for income taxes ** . . .      --         (70,984)
                                                                      --------     --------
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .   $132,890     $ 29,751
                                                                      ========     ========

* For purposes of the above table, interest expense of commercial and consumer finance businesses is netted against the directly related service activity revenues.

**  See Note 2 to the accompanying interim consolidated financial statements.

    INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain, derive from the following table. Dollar amounts are in thousands.

                                                                          First Quarter
                                                                      ---------------------
                                                                        1994         1993
                                                                      --------     --------
Premiums earned from:
    Primary or direct insurance . . . . . . . . . . . . . . . . . .   $ 51,095     $ 58,164
    Reinsurance assumed . . . . . . . . . . . . . . . . . . . . . .    113,975       69,984
                                                                      --------     --------
                                                                      $165,070     $128,148
                                                                      ========     ========
Underwriting loss attributable to:
    Primary or direct insurance . . . . . . . . . . . . . . . . . .   $ (7,198)    $ (5,190)
    Reinsurance assumed . . . . . . . . . . . . . . . . . . . . . .    (66,838)     (26,739)
                                                                      --------     --------
      Total underwriting loss . . . . . . . . . . . . . . . . . . .    (74,036)     (31,929)
Net investment income . . . . . . . . . . . . . . . . . . . . . . .    108,016       87,030
                                                                      --------     --------
      Earnings before income taxes  . . . . . . . . . . . . . . . .     33,980       55,101
Income tax benefit *  . . . . . . . . . . . . . . . . . . . . . . .     11,044          204
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .     (1,211)      (1,065)
                                                                      --------     --------
      Net earnings from Insurance, except realized
        investment gain . . . . . . . . . . . . . . . . . . . . . .   $ 43,813     $ 54,240
                                                                      ========     ========

* Income tax benefits from the Group's underwriting losses are proportionate to such losses at the full statutory income tax rates. For both periods reflected above, such benefits exceeded the income tax costs assignable at a lower effective tax rate to the Group's net investment income. The latter category of income includes tax-free interest income and tax-favored dividend income.

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                   Q/E 3/31/94


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     INSURANCE GROUP (Continued)

     As shown in the preceding table, reinsurance premiums earned during the first quarter of 1994 exceeded 1993's first quarter by about $44 million. Essentially all of the comparative increase was attributed to amounts earned from catastrophe excess of loss policies. Premiums earned from reinsurance assumed activities during the first quarter of 1994 included approximately $60 million from catastrophe excess of loss contracts. This business produced premiums earned of about $7 million for the first quarter of 1993.

     Catastrophe losses incurred during the first quarter of 1994 derived mainly from the January 1994 earthquake in Los Angeles but also included losses from winter storms and other isolated loss events, and aggregated about $92 million. Consequently, the catastrophe excess of loss reinsurance business produced a net underwriting loss of about $34 million for the first quarter of 1994 compared to breakeven results for the first quarter of 1993. Also included in first quarter net underwriting losses from reinsurance activities were charges of $17 million for 1994 and $19 million for 1993 representing accretion of structured settlement liabilities and amortization of deferred charges re reinsurance assumed.

     Considerable amounts of catastrophe reinsurance premiums remained in force at March 31, 1994. Aggregate unearned premiums from this business were approximately $395 million as of March 31, 1994 reflecting the Group's practice to defer earning such premiums until the earlier of policy expiration or the reporting of a loss event. The timing and magnitude of catastrophe loss occurrences, if any, could have a significant effect on the periodic underwriting results from reinsurance activities for the remainder of 1994. Volatility in periodic underwriting results may also derive from subsequent development of substantial reserves already established for pre-1994 loss occurrences.

     Premiums earned by the Insurance Group's primary or direct insurance units during the first quarter of 1994 decreased by about 12% from amounts earned in 1993's first quarter. Decreased amounts earned from the credit insurance and professional/specialty risk operations more than offset modest increases in premiums earned by the traditional motor vehicle and California workers' compensation units. Lower net underwriting gains from the credit insurance business accounted for most of the increase in comparative first quarter underwriting losses recorded from primary or direct insurance activities.

     Investment income earned during the first quarter of 1994 by Insurance Group members exceeded amounts earned during 1993's first quarter by about $21 million. Nearly half of that increase derived from increased dividend rates on several of the significant equity investments. Additionally, the Insurance Group continues to employ substantial amounts of policyholder float, about $2.9 billion at March 31, 1994.

     MANUFACTURING, MERCHANDISING AND SERVICES

     Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in thousands.


                                                               First Quarter
                                                 -----------------------------------------
                                                        1994                  1993
                                                 ------------------    -------------------
                                                  Amount        %       Amount         %
                                                 --------     -----    --------      -----
Revenues  . . . . . . . . . . . . . . . . . .    $576,546     100.0    $473,061      100.0
Costs and expenses  . . . . . . . . . . . . .     501,512      87.0     415,298       87.8
                                                 --------     -----    --------      -----
Earnings before income taxes  . . . . . . . .      75,034      13.0      57,763       12.2
Applicable income taxes . . . . . . . . . . .      28,925       5.0      22,082        4.6
Applicable minority interest  . . . . . . . .         724       0.1         860        0.2
                                                 --------     -----    --------      -----
Net earnings  . . . . . . . . . . . . . . . .    $ 45,385       7.9    $ 34,821        7.4
                                                 ========     =====    ========      =====

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 3/31/94


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     MANUFACTURING, MERCHANDISING AND SERVICES (Continued)

     Revenues from these several and diverse business activities during 1994's first quarter were greater by $103.5 million (21.9%) than revenues recorded during the corresponding 1993 period. Much of the change resulted from increased revenues from the shoe segment (H. H. Brown Shoe Company, Lowell Shoe, Inc. and Dexter Shoe Company ["Dexter"]). Dexter, acquired by Berkshire on November 7, 1993, recorded first quarter 1994 revenues of approximately $66 million and accounts for substantially all of the comparative revenue increase recorded by the shoe segment. Berkshire's home furnishings (Nebraska Furniture
Mart), candy (See's Candies) and home cleaning systems segments also recorded significant revenue increases in 1994's first quarter as compared to the comparable 1993 period. Comparative revenue increases were also recorded by certain of Berkshire's diversified manufacturing businesses. Increased unit sales of Campbell Hausfeld products (air compressors, air painting systems and air tools) and Wayne pumps gave rise to these favorable comparative results.

     Net earnings from this group of businesses increased $10.6 million (30.3%) during 1994's first quarter. The shoe segment accounts for just over 50% of the comparative net earnings increase. Other businesses described in the preceding paragraph accounted for much of the remaining favorable comparative first quarter results. Additionally, favorable comparative net earnings from the encyclopedia, other reference material segment (World Book) were reported in 1994's first quarter as a result of successful cost cutting measures.

     UNALLOCATED INCOME/EXPENSE, NET

     Unallocated income/expense represents principally investment income of the parent company and non-insurance subsidiaries, reduced by parent company administrative costs.

     INTEREST EXPENSE

     Average outstanding borrowings under investment agreements were greater by approximately $250 million during the first quarter of 1994 as compared to 1993. Somewhat offsetting the effect on interest expense of the increased borrowings was a reduction in the average interest rate on such borrowings from approximately 7.2% in 1993 to about 6.7% in 1994.

     REALIZED INVESTMENT GAIN

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

     FINANCIAL CONDITION

     Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength.

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                   Q/E 3/31/94


                           PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BERKSHIRE HATHAWAY INC.
                                                  (Registrant)



Date   May 13, 1994
                                              /s/ Marc D. Hamburg
                                        -------------------------------
                                                  (Signature)
                                        Marc D. Hamburg, Vice President
                                        and Principal Financial Officer