Form 10-Q
period 1994-06-30
BERKSHIRE HATHAWAY INC /DE/
filed 1994-08-12
CIK 109694

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended              June 30, 1994
                             -----------------------------------------
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
Commission file number 1-10125
                       -------

                            BERKSHIRE HATHAWAY INC.
  --------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Delaware                                   04 2254452
  ------------------------------        --------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification number)
  incorporation or organization)



                  1440 Kiewit Plaza, Omaha, Nebraska   68131
             ---------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)


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

   X
- - -------   --------
  YES        NO

Number of shares of common stock outstanding as of August 12, 1994.... 1,177,750
                                                                       ---------

                                   FORM 10-Q


                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/94


PART I - FINANCIAL INFORMATION


                                                                         PAGE NO.
                                                                       -----------


        ITEM 1.     FINANCIAL STATEMENTS
        -------     --------------------

                    Condensed Consolidated Balance Sheets --                 2
                    June 30, 1994 and December 31, 1993

                    Consolidated Statements of Earnings --                   3
                    Second Quarter and First Half, 1994 and 1993

                    Condensed Consolidated Statements of Cash Flows --       4
                    First Half, 1994 and 1993

                    Notes to Interim Consolidated Financial Statements     5-9

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    10-13
        -------     -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------

PART II - OTHER INFORMATION                                                 13





                                       1

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.
                                                                    Q/E 6/30/94

                         PART I FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               June 30,            December 31,
                                                                                 1994                 1993
                                                                             -------------        ------------
                             ASSETS

    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .          $   277,159          $ 1,838,103
    Investments:
      Obligations with fixed maturities:
          Short-term  . . . . . . . . . . . . . . . . . . . . . . . .              986,970               33,196
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,486,169            1,375,406
      Marketable equity securities  . . . . . . . . . . . . . . . . .           12,795,690           12,516,613
      Salomon Inc . . . . . . . . . . . . . . . . . . . . . . . . . .            1,219,719              723,584
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .              807,920              525,285
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .              411,515              378,386
    Properties and equipment  . . . . . . . . . . . . . . . . . . . .              261,167              259,736
    Assets of commercial and consumer finance businesses  . . . . . .              747,273              840,744
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              994,534            1,029,416
                                                                               -----------          -----------
                                                                               $19,988,116          $19,520,469
                                                                               ===========          ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

    Losses and loss adjustment expenses . . . . . . . . . . . . . . .          $ 3,206,943          $ 3,128,809
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . .              575,586              315,750
    Accounts payable, accruals and other liabilities  . . . . . . . .              798,815              738,897
    Income taxes, principally deferred  . . . . . . . . . . . . . . .            2,850,510            3,030,189
    Borrowings under investment agreements and other debt . . . . . .              900,765              972,389
    Liabilities of commercial and consumer finance businesses . . . .              668,269              723,782
                                                                              ------------         ------------
                                                                                 9,000,888            8,909,816
                                                                              ------------         ------------

    Minority shareholders' interests  . . . . . . . . . . . . . . . .              199,347              182,279
                                                                              ------------         ------------

    Shareholders' equity:
      Common stock - par value of 1,381,308 issued shares . . . . . .                6,907                6,907
      Capital in excess of par value  . . . . . . . . . . . . . . . .              656,074              656,074
      Unrealized appreciation of investments, net . . . . . . . . . .            5,474,622            5,412,652
      Retained earnings . . . . . . . . . . . . . . . . . . . . . . .            4,687,912            4,390,375
                                                                              ------------         ------------
                                                                                10,825,515           10,466,008
      Less: Cost of 203,558 common shares in treasury . . . . . . . .              (37,634)             (37,634)
                                                                              ------------         ------------
        Total shareholders' equity  . . . . . . . . . . . . . . . . .           10,787,881           10,428,374
                                                                              ------------         ------------
                                                                              $ 19,988,116         $ 19,520,469
                                                                              ============         ============

    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.               Q/E 6/30/94

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)


                                                                   Second Quarter                      First Half
                                                              ----------------------------    ----------------------------
                                                                   1994            1993           1994             1993
                                                              ------------    ------------    ------------    ------------
    REVENUES:
      Sales and service revenues  . . . . . . . . . . . . .    $   554,738     $   466,112      $1,109,586    $   922,164
      Insurance premiums earned . . . . . . . . . . . . . .        194,913         103,716         359,983        231,864
      Interest and dividend income  . . . . . . . . . . . .        129,306         103,779         249,560        202,866
      Income from investment in Salomon Inc . . . . . . . .          1,986          15,750          17,736         31,500
      Realized investment gain  . . . . . . . . . . . . . .          9,067          12,246          86,902         37,831
      Sundry income . . . . . . . . . . . . . . . . . . . .            510           2,095           2,670          3,300
                                                               -----------     -----------     -----------    -----------
                                                                   890,520         703,698       1,826,437      1,429,525
                                                               -----------     -----------     -----------    -----------
    COST AND EXPENSES:
      Cost of products and services sold  . . . . . . . . .        349,819         290,478         689,067        563,786
      Insurance losses and loss adjustment expenses . . . .         83,083          69,860         292,087        197,724
      Insurance underwriting expenses . . . . . . . . . . .         57,580          39,456          87,453         71,669
      Selling, general and administrative expenses  . . . .        149,003         136,136         307,011        275,346
      Interest expense  . . . . . . . . . . . . . . . . . .         23,457          18,482          47,431         36,521
                                                               -----------     -----------     -----------    -----------
                                                                   662,942         554,412       1,423,049      1,145,046
                                                               -----------     -----------     -----------    -----------

    EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND
         CUMULATIVE EFFECT OF ACCOUNTING CHANGE . . . . . .        227,578         149,286         403,388        284,479
      Income taxes  . . . . . . . . . . . . . . . . . . . .         60,305          35,336         100,957         67,322
      Minority interest . . . . . . . . . . . . . . . . . .          2,626           1,987           4,894          4,459
                                                               -----------     -----------    ------------   ------------

    EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         164,647         111,963         297,537        212,698
      Cumulative effect of change in accounting for income
         taxes  . . . . . . . . . . . . . . . . . . . . . .           --              --              --          (70,984)
                                                               -----------     -----------     -----------   ------------
    NET EARNINGS  . . . . . . . . . . . . . . . . . . . . .    $   164,647     $   111,963     $   297,537   $    141,714
                                                               ===========     ===========     ===========   ============


      Average shares outstanding  . . . . . . . . . . . . .      1,177,750       1,152,547       1,177,750      1,152,547

    EARNINGS PER SHARE:
      Before cumulative effect of accounting change . . . .    $    139.80     $     97.14     $    252.63    $    184.55
      Cumulative effect of change in accounting for income
         taxes  . . . . . . . . . . . . . . . . . . . . . .           --              --              --           (61.59)
                                                               -----------     -----------     -----------    -----------
      Net earnings  . . . . . . . . . . . . . . . . . . . .    $    139.80     $     97.14     $    252.63    $    122.96
                                                               ===========     ===========     ===========    ===========



    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.               Q/E 6/30/94

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                         First Half
                                                                                ------------------------------
                                                                                   1994               1993
                                                                                -----------         ----------
    Net cash flows from operating activities  . . . . . . . . . . . . . . .     $   199,614         $  215,595
                                                                                -----------         ----------
         Cash flows from investing activities:
          Purchases of investments  . . . . . . . . . . . . . . . . . . . .      (2,451,740)          (541,811)
          Proceeds on sales and maturities of investments . . . . . . . . .         758,005            432,468
          Loans and investments originated in finance businesses. . . . . .        (123,815)          (166,460)
          Principal collections on loans and investments originated
           in finance businesses. . . . . . . . . . . . . . . . . . . . . .         176,604             97,673
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,100)            (1,367)
                                                                                -----------         ----------
    Net cash flows from investing activities  . . . . . . . . . . . . . . .      (1,647,046)          (179,497)
                                                                                -----------         ----------
         Cash flows from financing activities:
          Proceeds from borrowings of finance businesses  . . . . . . . . .         150,216            138,002
          Proceeds from other borrowings. . . . . . . . . . . . . . . . . .         651,503            589,407
          Repayments of borrowings of finance businesses. . . . . . . . . .        (188,566)           (22,672)
          Repayments of other borrowings. . . . . . . . . . . . . . . . . .        (723,133)          (882,316)
          Other.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (686)            (1,181)
                                                                                -----------         ----------
    Net cash flows from financing activities  . . . . . . . . . . . . . . .        (110,666)          (178,760)
                                                                                -----------         ----------
    Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . .      (1,558,098)          (142,662)
    Cash and cash equivalents at beginning of year* . . . . . . . . . . . .       1,854,621          1,192,363
                                                                                -----------         ----------
    Cash and cash equivalents at end of first half* . . . . . . . . . . . .     $   296,523         $1,049,701
                                                                                ===========         ==========

    Supplemental cash flow information:
         Non-cash investing and financing activities:
           Common shares issued upon conversions of Zero Coupon
             Convertible Subordinated Notes . . . . . . . . . . . . . . . .     $     --            $   45,477
         Cash paid during the period for:
           Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         312,823            104,275
           Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,624             34,314
*   Cash and cash equivalents are comprised of the following:
      Beginning of year --
          Commercial and consumer finance businesses  . . . . . . . . . . .     $    16,518         $   64,367
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,838,103          1,127,996
                                                                                -----------         ----------
                                                                                $ 1,854,621         $1,192,363
                                                                                ===========         ==========
      End of first half --
          Commercial and consumer finance businesses  . . . . . . . . . . .     $    19,364         $  158,752
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         277,159            890,949
                                                                                -----------         ----------
                                                                                $   296,523         $1,049,701
                                                                                ===========         ==========



    See accompanying Notes to Interim Consolidated Financial Statements

                                 FORM 10-Q

                            BERKSHIRE HATHAWAY INC.               Q/E 6/30/94

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

NOTE 3.  INVESTMENTS IN OBLIGATIONS WITH FIXED MATURITIES

    Data with respect to investments in obligations with fixed maturities (other than Salomon Inc Cumulative Convertible Preferred Stock and mortgages and mortgage-backed securities held by commercial and consumer finance businesses -- See Notes 5 and 6) are shown in the tabulation below.


                                                                          (000s omitted)
                                                          June 30, 1994                     December 31, 1993
                                                   ----------------------------       ----------------------------
                                                   Short-term*         Other          Short-term*         Other
                                                   -----------       ----------       -----------     ------------
    Amortized cost  . . . . . . . . . . . . . .     $983,380         $1,632,812         $33,196        $1,375,406
    Gross unrealized gains  . . . . . . . . . .        3,782             43,688             595            66,913
    Gross unrealized losses . . . . . . . . . .         (192)          (190,331)             (2)          (90,881)
                                                    --------         ----------         -------        ----------
    Estimated fair value  . . . . . . . . . . .     $986,970         $1,486,169         $33,789        $1,351,438
                                                    ========         ==========         =======        ==========

*   Obligations maturing within one year.


    Effective March 31, 1994 investments in obligations with fixed maturities, other than mortgages and mortgage-backed securities held by commercial and consumer finance businesses, have been classified as "available for sale".
In accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities" ("SFAS 115"), which the Company adopted as of December 31, 1993, investments so classified are carried at fair value, with the net after-tax unrealized gain or loss reported as a component of shareholders' equity. Such investments were classified as "held to maturity" at December 31, 1993, and accordingly, carried at amortized cost. The change in classification with respect to these investments results in consistent financial reporting with the Company's investments in marketable equity securities. Had the change been reflected as of December 31, 1993, the Company's reported financial condition would not have been materially affected.

                                   FORM 10-Q



                           BERKSHIRE HATHAWAY INC.                  Q/E 6/30/94



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 4.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

    Data with respect to investments in marketable equity securities are shown in the tabulation below.

                                                                                          (000s omitted)
                                                                                      June 30,       December 31,
                                                                                       1994              1993
                                                                                    -----------     -------------
    Total cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4,523,509      $ 4,296,122
    Gross unrealized gains  . . . . . . . . . . . . . . . . . . . . . . . . .         8,375,214        8,313,283
    Gross unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . .          (103,033)         (92,792)
                                                                                    -----------      -----------
    Total approximate market value  . . . . . . . . . . . . . . . . . . . . .       $12,795,690      $12,516,613
                                                                                    ===========      ===========
    Carrying value:
      Capital Cities/ABC, Inc.  . . . . . . . . . . . . . . . . . . . . . . .       $ 1,422,500      $ 1,239,000
      The Coca-Cola Company . . . . . . . . . . . . . . . . . . . . . . . . .         3,858,164        4,167,975
      GEICO Corporation . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,751,031        1,759,594
      The Gillette Company  . . . . . . . . . . . . . . . . . . . . . . . . .         1,563,000        1,431,000
      Wells Fargo & Company . . . . . . . . . . . . . . . . . . . . . . . . .         1,021,229          878,614
      All others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,179,766        3,040,430
                                                                                    -----------      -----------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $12,795,690      $12,516,613
                                                                                    ===========      ===========


NOTE 5.  INVESTMENT IN SALOMON INC

    The Company's investment in Salomon Inc consists of the following:

                                                                         (000s omitted)
                                                     June 30, 1994                           December 31, 1993
                                         --------------------------------------     -------------------------------------
                                                      Fair Market     Carrying                  Fair Market     Carrying
                                            Cost         Value          Value          Cost        Value          Value
                                         ----------   -----------    ----------     ----------  -----------    ----------
Cumulative Convertible Preferred Stock   $  700,000   $  910,000     $  910,000     $  700,000   $  875,000    $  700,000
Common Stock  . . . . . . . . . . . .       324,445      316,754        309,719         21,636       23,584        23,584
                                         ----------   ----------     ----------     ----------   ----------    ----------
                                         $1,024,445   $1,226,754     $1,219,719     $  721,636   $  898,584    $  723,584
                                         ==========   ==========     ==========     ==========   ==========    ==========

    At both June 30, 1994 and December 31, 1993, Berkshire subsidiaries owned 700,000 shares of Cumulative Convertible Preferred Stock ("Preferred Shares"). The Preferred Shares have a redemption value of $1,000 per share and are entitled to receive quarterly dividends at the annual rate of $90 per share. The Preferred Shares can be converted into shares of Salomon Inc common stock at $38 per share and are entitled to one vote per share of common stock into which such shares are convertible (18,421,053 at June 30, 1994). Annually on each October 31, commencing in 1995, Salomon Inc will redeem, at cost, 140,000 of the Preferred Shares or such fewer number as are then outstanding. As discussed in Note 3, the Preferred Shares are carried at fair value at June 30, 1994 whereas they were carried at cost at December 31, 1993.

    Berkshire subsidiaries possess slightly in excess of 20% of the total voting rights in Salomon. (Such rights consisting of rights attaching to the aforementioned Preferred Shares plus 6,633,600 common shares held at June 30, 1994.) Effective April 1, 1994, the Company adopted the equity method of accounting with respect to its investment in Salomon Inc common stock. The provisions of Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting For Common Stock" require that the equity method be applied only to investments in common stock. Accordingly, as previously discussed, the Preferred Shares continue to be carried at fair value in accordance with SFAS 115.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.
                                                                     Q/E 6/30/94

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  INVESTMENT IN SALOMON INC (CONTINUED)

    Income from the investment in Salomon Inc consists of the following:

                                                                           (000s omitted)
                                                          Second Quarter                     First Half
                                                    --------------------------        -------------------------
                                                       1994             1993            1994             1993
                                                    ----------       ---------        --------         --------
Dividends on Preferred Shares . . . . . . . . .       $15,750          $15,750        $ 31,500          $31,500
Equity in net loss of Salomon attributable to
    common stock holdings * . . . . . . . . . .       (13,764)           --            (13,764)           --
                                                      -------          -------        --------          -------
                                                      $ 1,986          $15,750        $ 17,736          $31,500
                                                      =======          =======        ========          =======

* After giving effect to amortization, over forty years, of the excess of the cost of Salomon common stock over its related book value.


NOTE 6.  ASSETS AND LIABILITIES OF COMMERCIAL AND CONSUMER FINANCE BUSINESSES

    Assets and liabilities of Berkshire's commercial and consumer finance businesses are summarized below.

                                                                                           (000s omitted)
                                                                                       June 30,     December 31,
                                                                                         1994           1993
                                                                                      ---------     ------------
    Assets
    ------
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .          $ 19,364        $ 16,518
    Installment loans receivable  . . . . . . . . . . . . . . . . . . . . . .           154,319         163,827
    Mortgages and mortgage-backed securities  . . . . . . . . . . . . . . . .           569,467         656,311
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,123           4,088
                                                                                       --------        --------
                                                                                       $747,273        $840,744
                                                                                       ========        ========
    Liabilities
    -----------
    8.125% Notes, payable in 1996 . . . . . . . . . . . . . . . . . . . . . .          $120,000        $120,000
    Borrowings under investment agreements  . . . . . . . . . . . . . . . . .           513,749         551,909
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            34,520          51,873
                                                                                       --------        --------
                                                                                       $668,269        $723,782
                                                                                       ========        ========

NOTE 7.  DEFERRED INCOME TAX LIABILITY

    The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1994 and December 31, 1993 are as follows:

                                                                                           (000s omitted)
                                                                                      June 30,      December 31,
                                                                                        1994            1993
                                                                                    -----------     ------------

Deferred tax liabilities:
    Relating to unrealized appreciation of investments  . . . . . . . . . . . .     $ 2,897,959      $ 2,848,681
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          78,950           73,638
                                                                                    -----------      -----------
                                                                                      2,976,909        2,922,319
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (179,263)        (181,816)
                                                                                    -----------      -----------
    Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,797,646      $ 2,740,503
                                                                                    ===========      ===========

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                   Q/E 6/30/94

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  INTEREST AND DIVIDEND INCOME

    Interest and dividend income for the second quarter and first half of 1994 and 1993 was comprised of the following:

                                                                            (000s omitted)
                                                           Second Quarter                      First Half
                                                     --------------------------         -------------------------
                                                       1994             1993              1994             1993
                                                     ---------        ---------         --------         --------
    Interest earned by:
      Commercial and consumer finance businesses      $ 17,723         $ 12,752         $ 35,567         $ 25,803
      Insurance businesses  . . . . . . . . . .         22,246           20,153           42,977           35,074
      Other . . . . . . . . . . . . . . . . . .          6,485            3,684           11,372           12,598
    Dividends earned by:
      Insurance businesses  . . . . . . . . . .         81,436           64,313          156,920          123,749
      Other . . . . . . . . . . . . . . . . . .          1,416            2,877            2,724            5,642
                                                      --------         --------         --------         --------
      Interest and dividend income  . . . . . .       $129,306         $103,779         $249,560         $202,866
                                                      ========         ========         ========         ========

NOTE 9.  INTEREST EXPENSE

    Interest expense for the second quarter and first half of 1994 and 1993 was comprised of the following:

                                                                             (000s omitted)
                                                             Second Quarter                     First Half
                                                       -------------------------         -----------------------
                                                         1994              1993           1994            1993
                                                       -------           -------         -------        --------
    Debt of commercial and consumer finance
      businesses  . . . . . . . . . . . . . . . .      $ 7,966           $ 3,397         $15,964         $ 6,521
    Other debt  . . . . . . . . . . . . . . . . .       15,491            13,230          31,467          26,070
    Savings accounts of Mutual Savings
      and Loan Association  . . . . . . . . . . .        --                1,855            --             3,930
                                                       -------           -------         -------         -------
                                                       $23,457           $18,482         $47,431         $36,521
                                                       =======           =======         =======         =======

NOTE 10.  UNREALIZED APPRECIATION OF INVESTMENTS

    Changes in "Unrealized appreciation of investments, net", the balance of which is carried in shareholders' equity, were as follows during the second quarter and first half of 1994 and 1993:

                                                                              (000s omitted)
                                                               Second Quarter                  First Half
                                                        --------------------------      ------------------------
                                                           1994            1993            1994          1993
                                                        ----------      ----------      ----------    ----------
     Increase (decrease) in unrealized appreciation     $  289,614      $ (397,902)     $  116,690    $   16,347
     (Increase) decrease in deemed applicable income
        taxes . . . . . . . . . . . . . . . . . . .       (101,590)        135,287         (41,856)       (5,558)
     (Increase) decrease in minority shareholders'
        interest  . . . . . . . . . . . . . . . . .        (10,084)            918         (12,864)         (525)
                                                        ----------      ----------      ----------    ----------
       Net increase (decrease)  . . . . . . . . . .        177,940        (261,697)         61,970        10,264
     Balance at beginning of period . . . . . . . .      5,296,682       5,319,180       5,412,652     5,047,219
                                                        ----------      ----------      ----------    ----------
     Balance at end of second quarter . . . . . . .     $5,474,622      $5,057,483      $5,474,622    $5,057,483
                                                        ==========      ==========      ==========    ==========

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.
                                                                     Q/E 6/30/94

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11.  SEASONALITY AND OTHER FACTORS AFFECTING INTERIM STATEMENTS

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

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.
                                                                  Q/E 6/30/94


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Net earnings for the second quarter and first half of the current and prior year are disaggregated in the following table. Amounts are in thousands, and each figure is income tax effected.

                                                               Second Quarter                   First Half
                                                          ------------------------        -----------------------
                                                            1994            1993            1994           1993
                                                          --------        --------        --------       --------
Insurance, except realized investment gain  . . . .       $120,245        $ 76,344        $164,058       $130,584
Manufacturing, merchandising and services . . . . .         42,709          32,857          88,094         67,678
Unallocated income/expense, net . . . . . . . . . .          5,500           3,210           8,976          6,427
Interest expense *  . . . . . . . . . . . . . . . .         (9,670)         (8,575)        (20,032)       (16,748)
                                                          --------        --------        --------       --------
    Earnings before realized investment gain and
      cumulative effect of accounting change  . . .        158,784         103,836         241,096        187,941
Realized investment gain  . . . . . . . . . . . . .          5,863           8,127          56,441         24,757
                                                          --------        --------        --------       --------
    Earnings before cumulative effect of
      accounting change . . . . . . . . . . . . . .        164,647         111,963         297,537        212,698
Cumulative effect of change in accounting for income
  taxes** . . . . . . . . . . . . . . . . . . .  .          --             --              --             (70,984)
                                                          --------        --------        --------       --------
    Net earnings  . . . . . . . . . . . . . . . . .       $164,647        $111,963        $297,537       $141,714
                                                          ========        ========        ========       ========

* For purposes of the above table, interest expense of commercial and consumer finance businesses is netted against the directly related service activity revenues.

**  See Note 2 to the accompanying interim consolidated financial statements.

    INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain, derive from the following:

                                                                             (000s Omitted)
                                                             Second Quarter                    First Half
                                                         -----------------------         -----------------------
                                                           1994          1993              1994           1993
                                                         --------      ---------         --------       --------
Premiums earned from:
    Primary or direct insurance . . . . . . . . . .      $ 53,721       $ 47,153         $104,816       $105,317
    Reinsurance assumed . . . . . . . . . . . . . .       141,192         56,563          255,167        126,547
                                                         --------       --------         --------       --------
                                                         $194,913       $103,716         $359,983       $231,864
                                                         ========       ========         ========       ========
Underwriting gain (loss) attributable to:
    Primary or direct insurance . . . . . . . . . .      $ 12,201       $   (117)        $  5,003       $ (5,307)
    Reinsurance assumed . . . . . . . . . . . . . .        41,820         (5,942)         (25,018)       (32,681)
                                                         --------       --------         --------       --------
      Total underwriting gain (loss)  . . . . . . .        54,021         (6,059)         (20,015)       (37,988)
Net investment income . . . . . . . . . . . . . . .       102,050         97,432          210,066        184,462
                                                         --------       --------         --------       --------
      Earnings before income taxes  . . . . . . . .       156,071         91,373          190,051        146,474
Income tax expense  . . . . . . . . . . . . . . . .       (34,560)       (14,147)         (23,516)       (13,943)
Minority interest . . . . . . . . . . . . . . . . .        (1,266)          (882)          (2,477)        (1,947)
                                                         --------       --------         --------       --------
      Net earnings from Insurance,
        except realized investment gain . . . . . .      $120,245       $ 76,344         $164,058       $130,584
                                                         ========       ========         ========       ========

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.
                                                                    Q/E 6/30/94


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. (Continued)

  INSURANCE GROUP (Continued)

  Premiums earned from catastrophe excess of loss reinsurance contracts during 1994's second quarter and first half were greater by $75 million and $127 million, respectively, than premiums earned from catastrophe policies during the corresponding 1993 periods. The comparatively higher amounts of reinsurance premiums earned during the 1994 periods stemmed from higher levels of policy expirations during 1994 as well as the recognition in the first quarter of 1994 of premium income in connection with catastrophic events occurring during that period. These results reflect the Group's practice of not earning catastrophe premiums until the earlier of policy expiration or the occurrence of a loss event.

  Underwriting results from reinsurance assumed for the second quarter and first half of 1994 include gains of about $78 million and $43 million, respectively, from the Group's catastrophe reinsurance business. This business produced a net gain of $10 million during the second quarter and first half of 1993. Partially offsetting the favorable comparative underwriting results from catastrophe reinsurance were increased underwriting losses from other non catastrophe reinsurance contracts. Net underwriting losses from these contracts totalled about $21 million and $36 million for the second quarter and first half of 1994, respectively, compared to near break-even results for the comparable 1993 periods. Reinsurance underwriting results also include charges with respect to the accretion of discounted structured settlement liabilities and amortization of deferred charges re reinsurance assumed. These charges aggregated about $15 million in the second quarter and $32 million for the first half of 1994 compared to about $19 million per quarter in 1993.

  Premiums earned during the second quarter of 1994 by several of the Group's primary or direct insurance businesses exceeded the amounts earned during the corresponding 1993 period. For the first half of 1994, previously mentioned increases were offset by decreased premiums earned by the Group's professional/specialty risk operation. Underwriting results of the Group's primary or direct insurance businesses for the second quarter and first half of 1994 include credits of about $11 million from reductions of loss reserves established for pre-1994 loss occurrences with respect to the professional/specialty risk operations. Without the benefit of such credits in 1994, the net underwriting results of the primary or direct insurance businesses were relatively unchanged from 1993.

  While the current year's underwriting profitability within the Group's insurance and reinsurance operations might be viewed as encouraging, there is potential for future losses. Considerable amounts of catastrophe reinsurance premiums remained in force at June 30, 1994. Aggregate unearned premiums from this business were approximately $350 million as of June 30, 1994. The timing and magnitude of catastrophe loss occurrences, if any, could have a significant effect on the periodic underwriting results from reinsurance activities for the remainder of 1994. Volatility in periodic underwriting results may also derive from subsequent development of substantial reserves already established for pre-1994 loss occurrences.

  Net investment income of the Insurance Group for the second quarter and first half of 1994 includes the Group's equity in the net loss of Salomon Inc with respect to its investment in the common stock of that company. (See Note 5 to the accompanying Financial Statements.) Exclusive of the effects of this $14 million loss, net investment income of the Group in 1994 exceeded 1993 by 19% for the second quarter and 21% for the first half. During the second quarter of 1994, the Group continued to benefit from increased dividend rates on several of its significant equity investments. Additionally, the Insurance Group continues to maintain considerable amounts of policyholder float, about $2.9 billion at June 30, 1994.

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.
                                                                     Q/E 6/30/94


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. (Continued)

  MANUFACTURING, MERCHANDISING AND SERVICES

  Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in thousands.

                                                 Second Quarter                            First Half
                                     ------------------------------------   -------------------------------------
                                           1994                1993                1994                1993
                                     ----------------    ----------------   ------------------    ---------------
                                      Amount      %       Amount      %       Amount       %       Amount     %
                                     --------   -----    --------   -----   ----------   -----    --------  -----
Revenues  . . . . . . . . . . .      $572,693   100.0    $482,632   100.0   $1,149,239   100.0    $955,693  100.0
Costs and expenses  . . . . . .       502,699    87.8     427,952    88.7    1,004,211    87.4     843,250   88.2
                                     --------   -----    --------   -----   ----------   -----    --------  -----
Earnings before income taxes  .        69,994    12.2      54,680    11.3      145,028    12.6     112,443   11.8
Applicable income taxes . . . .        26,247     4.6      20,854     4.3       55,172     4.8      42,936    4.5
Applicable minority interest  .         1,038     0.2         969     0.2        1,762     0.1       1,829    0.2
                                     --------   -----    --------   -----   ----------   -----    --------  -----
Net earnings  . . . . . . . . .      $ 42,709     7.4    $ 32,857     6.8   $   88,094     7.7    $ 67,678    7.1
                                     ========   =====    ========   =====   ==========   =====    ========  =====

    Revenues from these several and diverse business activities during 1994's second quarter and first half were greater by $90.1 million (18.7%) and $193.5 million (20.2%) respectively than revenues recorded during the corresponding 1993 periods. Much of the change resulted from increased revenues from the shoe segment (H. H. Brown Shoe Company, Lowell Shoe, Inc. and Dexter Shoe Company ["Dexter"]). Dexter, acquired by Berkshire during the fourth quarter of 1993, recorded revenues of approximately $61 million during 1994's second quarter and approximately $127 million during the first half. Berkshire's home furnishings (Nebraska Furniture Mart), uniforms (Fechheimers) and home cleaning systems (Kirby products) segments also recorded significant revenue increases in 1994's second quarter and first half as compared to the corresponding 1993 periods. Comparative revenue increases were also recorded by certain of Berkshire's diversified manufacturing businesses. Increased unit sales of Campbell Hausfeld products (air compressors, air painting systems and air tools) and Wayne pumps gave rise to these favorable comparable results.

    Net earnings from this group of businesses increased $9.9 million (30.0%) during 1994's second quarter and $20.4 million (30.1%) during 1994's first half as compared to the corresponding prior year periods. The shoe segment accounts for approximately 50% of the comparative increase during both 1994's second quarter and first half. Other businesses described in the preceding paragraph accounted for much of the remaining favorable comparative second quarter and first half results.

    UNALLOCATED INCOME/EXPENSE, NET

    Unallocated income/expense represents principally investment income of the parent company and non-insurance subsidiaries, reduced by parent company administrative costs.

    INTEREST EXPENSE

    Average outstanding borrowings under investment agreements were greater by approximately $200 million during the first half of 1994 as compared to 1993. Somewhat offsetting the effect on interest expense of the increased borrowings was a reduction in the average interest rate on such borrowings from approximately 7.0% in 1993 to about 6.7% in 1994.

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

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/94

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

FINANCIAL CONDITION

  Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at June 30, 1994, was $10.79 billion or $9,160 per share. Over the past twelve months, net book value per share has grown by 16.1%.



                           PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of shareholders of Berkshire Hathaway Inc. ("Berkshire"), held April 25, 1994, Berkshire's shareholders reelected Berkshire's Directors in an uncontested election. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

  Following are the votes cast in favor and against each Director. There were no votes withheld, abstentions or broker non-votes.

                                                         Votes Cast               Votes Cast
         Directors                                          For                    Against
         ---------                                     ------------              -----------
         Warren E. Buffett                                1,054,227                  217
         Howard G. Buffett                                1,053,907                  537
         Susan T. Buffett                                 1,053,899                  545
         Malcolm G. Chace III                             1,054,225                  219
         Charles T. Munger                                1,054,230                  214
         Walter Scott, Jr.                                1,054,169                  275

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  None

                                   SIGNATURE

  Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BERKSHIRE HATHAWAY INC.

                                                       (Registrant)


Date August 12, 1994                               /s/ Marc D. Hamburg
                                               -------------------------------
                                                        (Signature)
                                               Marc D. Hamburg, Vice President
                                               and Principal Financial Officer