Form 10-Q
period 1994-09-30
BERKSHIRE HATHAWAY INC /DE/
filed 1994-11-14
CIK 109694

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]                      QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1994
                                   --------------------------------------------
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
Commission file number 1-10125


                            BERKSHIRE HATHAWAY INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                              04 2254452
  -------------------------------       ---------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification number)
   incorporation or organization)


                  1440 Kiewit Plaza, Omaha, Nebraska   68131
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

   X
 -----     ------
  YES        NO

Number of shares of common stock outstanding as of November 10, 1994...1,177,750
                                                                       ---------

                                   FORM 10-Q


                           BERKSHIRE HATHAWAY INC.                   Q/E 9/30/94


PART I - FINANCIAL INFORMATION                                                                      PAGE NO.
        ITEM 1.     FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets --                                            2
                    September 30, 1994 and December 31, 1993

                    Consolidated Statements of Earnings --                                               3
                    Third Quarter and First Nine Months, 1994 and 1993

                    Condensed Consolidated Statements of Cash Flows --                                   4
                    First Nine Months, 1994 and 1993

                    Notes to Interim Consolidated Financial Statements                                 5-9

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                10-13
                    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                                             13

                                   FORM 10-Q

  BERKSHIRE HATHAWAY INC.                                          Q/E 9/30/94

                          PART I FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                             September 30,         December 31,
                                                                                 1994                  1993
                                                                             -------------         ------------
                             ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         $   164,751           $ 1,838,103
    Investments:
      Obligations with fixed maturities:
        Short-term  . . . . . . . . . . . . . . . . . . . . . . . . .           1,157,829                33,196
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,386,724             1,375,406
      Marketable equity securities  . . . . . . . . . . . . . . . . .          13,952,314            12,516,613
      Salomon Inc . . . . . . . . . . . . . . . . . . . . . . . . . .           1,035,697               723,584
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .             655,372               525,285
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .             420,414               378,386
    Properties and equipment  . . . . . . . . . . . . . . . . . . . .             269,500               259,736
    Assets of commercial and consumer finance businesses  . . . . . .             700,231               840,744
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .             982,451             1,029,416
                                                                              -----------           -----------
                                                                              $20,725,283           $19,520,469
                                                                              ===========           ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

    Losses and loss adjustment expenses . . . . . . . . . . . . . . .         $ 3,211,376           $ 3,128,809
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . .             553,084               315,750
    Accounts payable, accruals and other liabilities  . . . . . . . .             832,159               738,897
    Income taxes, principally deferred  . . . . . . . . . . . . . . .           3,092,564             3,030,189
    Borrowings under investment agreements and other debt . . . . . .             804,268               972,389
    Liabilities of commercial and consumer finance businesses . . . .             626,807               723,782
                                                                              -----------           -----------
                                                                                9,120,258             8,909,816
                                                                              -----------           -----------

    Minority shareholders' interests  . . . . . . . . . . . . . . . .             197,572               182,279
                                                                              -----------           -----------

    Shareholders' equity:
      Common stock - par value of 1,381,308 issued shares . . . . . .               6,907                 6,907
      Capital in excess of par value  . . . . . . . . . . . . . . . .             656,074               656,074
      Unrealized appreciation of investments, net . . . . . . . . . .           5,988,374             5,412,652
      Retained earnings . . . . . . . . . . . . . . . . . . . . . . .           4,793,732             4,390,375
                                                                              -----------           -----------
                                                                               11,445,087            10,466,008
      Less: Cost of 203,558 common shares in treasury . . . . . . . .             (37,634)              (37,634)
                                                                              -----------           -----------
           Total shareholders' equity . . . . . . . . . . . . . . . .          11,407,453            10,428,374
                                                                              -----------           -----------
                                                                              $20,725,283           $19,520,469
                                                                              ===========           ===========

      See accompanying Notes to Interim Consolidated Financial Statements

                                  FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                   Q/E 9/30/94

                     CONSOLIDATED STATEMENTS OF EARNINGS
               (dollars in thousands except per share amounts)



                                                                  Third Quarter                 First Nine Months
                                                           ---------------------------     --------------------------
                                                              1994             1993           1994            1993
                                                           ----------       ----------     ----------      ----------
REVENUES:
  Sales and service revenues  . . . . . . . . . . . . .    $  555,962       $  455,850     $1,665,548      $1,378,014
  Insurance premiums earned . . . . . . . . . . . . . .       142,947          150,453        502,930         382,317
  Interest and dividend income  . . . . . . . . . . . .       119,938          103,573        369,498         306,439
  Income from investment in Salomon Inc . . . . . . . .         7,789           15,750         25,525          47,250
  Realized investment gain (loss) . . . . . . . . . . .        (7,166)          16,833         79,736          54,664
  Sundry income . . . . . . . . . . . . . . . . . . . .         1,365            1,668          4,035           4,968
                                                           ----------       ----------     ----------      ----------
                                                              820,835          744,127      2,647,272       2,173,652
                                                           ----------       ----------     ----------      ----------
COST AND EXPENSES:
  Cost of products and services sold  . . . . . . . . .       357,148          290,387      1,046,215         854,173
  Insurance losses and loss adjustment expenses . . . .       115,488          149,829        407,575         347,553
  Insurance underwriting expenses . . . . . . . . . . .        37,150           29,464        124,603         101,133
  Selling, general and administrative expenses  . . . .       150,826          127,659        457,837         403,005
  Interest expense  . . . . . . . . . . . . . . . . . .        22,105           21,025         69,536          57,546
                                                           ----------       ----------     ----------      ----------
                                                              682,717          618,364      2,105,766       1,763,410
                                                           ----------       ----------     ----------      ----------

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE . . . . . . .      138,118          125,763        541,506         410,242
  Income taxes -
    Other than effect of change in income tax rate
      on deferred taxes applicable to unrealized
      appreciation . . . . . . . . . . . . . . . . . . .       29,674           25,799        130,631          93,121
    Effect of change in income tax rate on deferred
      taxes applicable to unrealized appreciation  . . .          --            75,348            --           75,348
  Minority interest  . . . . . . . . . . . . . . . . . .        2,624            1,822          7,518           6,281
                                                           ----------       ----------     ----------      ----------

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE .      105,820           22,794        403,357         235,492
  Cumulative effect of change in accounting for income
    taxes  . . . . . . . . . . . . . . . . . . . . . . .         --               --             --           (70,984)
                                                           ----------       ----------     ----------      ----------
NET EARNINGS . . . . . . . . . . . . . . . . . . . . . .   $  105,820       $   22,794     $  403,357      $  164,508
                                                           ==========       ==========     ==========      ==========

  Average shares outstanding  . . . . . . . . . . . . .     1,177,750        1,152,547      1,177,750       1,152,547

EARNINGS PER SHARE:
  Before cumulative effect of accounting change . . . .    $    89.85      $     19.78     $   342.48      $   204.32
  Cumulative effect of change in accounting for income
    taxes . . . . . . . . . . . . . . . . . . . . . . .          --               --             --            (61.59)
                                                           ----------       ----------     ----------      ----------
  Net earnings  . . . . . . . . . . . . . . . . . . . .    $    89.85      $     19.78     $   342.48      $   142.73
                                                           ==========      ===========     ==========      ==========

      See accompanying Notes to Interim Consolidated Financial Statements

                                  FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                  Q/E 9/30/94

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                       First Nine Months
                                                                                ------------------------------
                                                                                   1994               1993
                                                                                -----------        -----------
  Net cash flows from operating activities  . . . . . . . . . . . . . . . .     $   463,764        $   488,477
                                                                                -----------        -----------
    Cash flows from investing activities:
      Purchases of investments  . . . . . . . . . . . . . . . . . . . . . .      (4,453,893)          (654,590)
      Proceeds on sales and maturities of investments . . . . . . . . . . .       2,490,049            706,836
      Loans and investments originated in finance businesses  . . . . . . .        (158,540)          (525,924)
      Principal collections on loans and investments originated
        in finance businesses . . . . . . . . . . . . . . . . . . . . . . .         254,522            148,772
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (18,527)             4,447
                                                                                -----------        -----------
  Net cash flows from investing activities  . . . . . . . . . . . . . . . .      (1,886,389)          (320,459)
                                                                                -----------        -----------
    Cash flows from financing activities:
      Proceeds from borrowings of finance businesses  . . . . . . . . . . .         196,619            337,003
      Proceeds from other borrowings  . . . . . . . . . . . . . . . . . . .         941,712            900,857
      Repayments of borrowings of finance businesses  . . . . . . . . . . .        (273,723)           (58,433)
      Repayments of other borrowings  . . . . . . . . . . . . . . . . . . .      (1,109,886)        (1,153,630)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (938)            (2,361)
                                                                               ------------        -----------
    Net cash flows from financing activities  . . . . . . . . . . . . . . .        (246,216)            23,436
                                                                                -----------       ------------
    Increase (decrease) in cash and cash equivalents  . . . . . . . . . . .      (1,668,841)           191,454
    Cash and cash equivalents at beginning of year* . . . . . . . . . . . .       1,854,621          1,192,363
                                                                                -----------        -----------
    Cash and cash equivalents at end of first nine months*  . . . . . . . .     $   185,780        $ 1,383,817
                                                                                ===========        ===========

  Supplemental cash flow information:
    Non-cash investing and financing activities:
      Common shares issued upon conversions of Zero Coupon
        Convertible Subordinated Notes  . . . . . . . . . . . . . . . . . .     $       --         $    45,477
    Cash paid during the period for:
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         379,397            165,351
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          67,994             56,489

  *Cash and cash equivalents are comprised of the following:
     Beginning of year --
       Commercial and consumer finance businesses  . . . . . . . . . . . . .    $    16,518        $    64,367
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,838,103          1,127,996
                                                                                -----------        -----------
                                                                                $ 1,854,621        $ 1,192,363
                                                                                ===========        ===========
     End of first nine months --
       Commercial and consumer finance businesses . . . . . . . . . . . . .     $    21,029        $    89,533
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         164,751          1,294,284
                                                                                -----------        -----------
                                                                                $   185,780        $ 1,383,817
                                                                                ===========        ===========


    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                  Q/E 9/30/94

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


NOTE 2.  INVESTMENTS IN OBLIGATIONS WITH FIXED MATURITIES

    Data with respect to investments in obligations with fixed maturities (other than Salomon Inc Cumulative Convertible Preferred Stock and mortgage-backed securities held by commercial and consumer finance businesses
- -- See Notes 5 and 7) are shown in the tabulation below.

                                                                           (000s omitted)
                                                        September 30, 1994                December 31, 1993
                                                   ----------------------------      ----------------------------
                                                   Short-term*         Other         Short-term*         Other
                                                   -----------       ----------      -----------       ----------
    Amortized cost  . . . . . . . . . . . . . .     $1,159,744       $1,615,981       $   33,196       $1,375,406
    Gross unrealized gains  . . . . . . . . . .          1,152           53,039              595           66,913
    Gross unrealized losses . . . . . . . . . .         (3,067)        (283,829)              (2)         (90,881)
                                                    -----------      ----------       ----------      -----------
    Estimated fair value  . . . . . . . . . . .     $1,157,829       $1,385,191       $   33,789       $1,351,438
                                                    ==========       ==========       ==========       ==========

*   Obligations maturing within one year.

    Effective March 31, 1994 investments in obligations with fixed maturities, other than mortgage-backed securities, were classified as "available for sale". In accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities" ("SFAS 115"), which the Company adopted as of December 31, 1993, investments so classified are carried at fair value, with the net after-tax unrealized gain or loss reported as a component of shareholders' equity. Such investments were classified as "held to maturity" at December 31, 1993, and accordingly, carried at amortized cost. The change in classification with respect to these investments results in consistent financial reporting with the Company's investments in marketable equity securities. Had the change been reflected as of December 31, 1993, the Company's reported financial condition would not have been materially affected.

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                 Q/E 9/30/94



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  INVESTMENT IN USAIR GROUP, INC. PREFERRED STOCK

    Investments in other obligations with fixed maturities include 358,000 shares of USAir Group, Inc. Series A Cumulative Convertible Preferred Stock ("USAir Preferred Shares"). The USAir Preferred Shares were acquired in 1989 for $358 million. If not called or converted prior to August 7, 1999, the USAir Preferred Shares are mandatorily redeemable by USAir Group, Inc. ("USAir") at $1,000 per share ($358 million in the aggregate), plus accrued dividends.

    For the past five years USAir has incurred very significant losses. On September 29, 1994, USAir announced that it was deferring the quarterly dividend payment due September 30, 1994 on the USAir Preferred Shares. USAir has publicly stated that its ability to survive in the low fare competitive environment is contingent upon USAir's ability permanently to reduce its operating costs through reductions in personnel costs and other cost saving initiatives. USAir management is currently engaged in discussions with the leadership of its unionized employees to achieve its goal of reducing personnel costs. While USAir's management has stated they are committed to reaching an agreement with the labor groups, both the timing and the outcome of the negotiations are uncertain.

    Berkshire's chairman, Warren E. Buffett, and vice chairman, Charles T. Munger, currently serve as members of USAir's Board of Directors. They have stated that they support USAir management's cost reduction programs, which include employee concessions as well as other initiatives. On June 15, 1994, they also stated that their continued service as directors of USAir is dependent on USAir successfully reaching a timely agreement with organized labor groups that, in their opinion, provides USAir with sufficient labor cost savings which, when combined with other cost reduction programs being implemented, would afford USAir a reasonable opportunity to achieve profitability in a low fare competitive environment. At this time Mr. Buffett and Mr. Munger continue to serve as directors. However, they expect to determine whether to continue as directors prior to Berkshire's public release of its 1994 annual earnings. Therefore, if the cost reduction initiatives are not successfully negotiated by that time, Berkshire will make an appropriate charge to earnings reflecting the decline in the value of Berkshire's investment in the fourth quarter as required by SFAS 115. If such a charge is made there will, however, be little or no impact on shareholders' equity as Berkshire's investment in USAir Preferred Shares is currently carried at fair value, with the net after-tax unrealized loss reported as a component of shareholders' equity (see Note 2).


NOTE 4.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

    Data with respect to investments in marketable equity securities are shown in the tabulation below.

                                                                                            (000s omitted)
                                                                                   September 30,    December 31,
                                                                                       1994            1993
                                                                                   ------------     ------------
    Total cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4,633,458      $ 4,296,122
    Gross unrealized gains  . . . . . . . . . . . . . . . . . . . . . . . . .         9,373,007        8,313,283
    Gross unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . .           (54,151)         (92,792)
                                                                                   ------------     ------------
    Total approximate market value  . . . . . . . . . . . . . . . . . . . . .       $13,952,314      $12,516,613
                                                                                    ===========      ===========
    Carrying value:
      Capital Cities/ABC, Inc.  . . . . . . . . . . . . . . . . . . . . . . .       $ 1,640,000      $ 1,239,000
      The Coca-Cola Company . . . . . . . . . . . . . . . . . . . . . . . . .         4,862,500        4,167,975
      GEICO Corporation . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,673,969        1,759,594
      The Gillette Company  . . . . . . . . . . . . . . . . . . . . . . . . .         1,698,000        1,431,000
      Wells Fargo & Company . . . . . . . . . . . . . . . . . . . . . . . . .           985,576          878,614
      All others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,092,269        3,040,430
                                                                                    -----------      -----------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $13,952,314      $12,516,613
                                                                                    ===========      ===========

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                 Q/E 9/30/94



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  INVESTMENT IN SALOMON INC
        The Company's investment in Salomon Inc consists of the following:

                                                                         (000s omitted)

                                                 September 30, 1994                          December 31, 1993
                                       ----------------------------------------   ---------------------------------------
                                                     Fair Market     Carrying                  Fair Market     Carrying
                                           Cost         Value          Value          Cost         Value         Value
                                       ------------ -------------   -----------   ------------ -------------  -----------
Cumulative Convertible Preferred Stock   $  700,000   $  735,000     $  735,000     $  700,000   $  875,000    $  700,000
Common Stock  . . . . . . . . . . . .       324,445      262,027        300,697         21,636       23,584        23,584
                                         ----------   ----------     ----------     ----------   ----------    ----------
                                         $1,024,445   $  997,027     $1,035,697     $  721,636   $  898,584    $  723,584
                                         ==========   ==========     ==========     ==========   ==========    ==========

    At both September 30, 1994 and December 31, 1993, Berkshire subsidiaries owned 700,000 shares of Cumulative Convertible Preferred Stock ("Preferred Shares"). The Preferred Shares have a redemption value of $1,000 per share and are entitled to receive quarterly dividends at the annual rate of $90 per share. The Preferred Shares can be converted into shares of Salomon Inc common stock at $38 per share and are entitled to one vote per share of common stock into which such shares are convertible (18,421,053 at September 30, 1994). Annually on each October 31, commencing in 1995, Salomon Inc will redeem, at cost, 140,000 of the Preferred Shares or such fewer number as are then outstanding. As discussed in Note 2, the Preferred Shares are carried at fair value at September 30, 1994 whereas they were carried at cost at December 31, 1993.

    Berkshire subsidiaries possess slightly in excess of 20% of the total voting rights in Salomon. (Such rights consisting of rights attaching to the aforementioned Preferred Shares plus 6,633,600 common shares held at September 30, 1994.) Effective April 1, 1994, the Company adopted the equity method of accounting with respect to its investment in Salomon Inc common stock. The provisions of Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting For Common Stock" require that the equity method be applied only to investments in common stock. Accordingly, as previously discussed, the Preferred Shares continue to be carried at fair value in accordance with SFAS 115.

    Income from the investment in Salomon Inc consists of the following:

                                                                            (000s omitted)
                                                             Third Quarter                  First Nine Months
                                                      ------------------------          ------------------------
                                                        1994             1993             1994            1993
                                                      -------          -------          -------          -------
Dividends on Preferred Shares . . . . . . . . .       $15,750          $15,750          $47,250          $47,250
Equity in net loss of Salomon attributable to
    common stock holdings * . . . . . . . . . .        (7,961)           --             (21,725)           --
                                                      -------          -------          -------          -------
                                                      $ 7,789          $15,750          $25,525          $47,250
                                                      =======          =======          =======          =======

* After giving effect to amortization, over forty years, of the excess of the cost of Salomon common stock over its related book value.

NOTE 6.  DEFERRED INCOME TAX LIABILITY

    The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1994 and December 31, 1993 are as follows:

                                                                                            (000s omitted)
                                                                                    September 30,     December 31,
                                                                                        1994              1993
                                                                                     ----------        ----------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments  . . . . . . . . . . . .      $3,175,784        $2,848,681
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          80,924            73,638
                                                                                     ----------        ----------
                                                                                      3,256,708         2,922,319
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (192,831)         (181,816)
                                                                                     ----------        ----------
    Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . . . . .      $3,063,877        $2,740,503
                                                                                     ==========        ==========


                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                Q/E 9/30/94


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  ASSETS AND LIABILITIES OF COMMERCIAL AND CONSUMER FINANCE BUSINESSES

    Assets and liabilities of Berkshire's commercial and consumer finance businesses are summarized below.

                                                                       (000s omitted)
                                                                September 30,   December 31,
                                                                    1994            1993
                                                                -------------   ------------
    Assets
    ------
    Cash and cash equivalents . . . . . . . . . . . . . . .       $ 21,029        $ 16,518
    Installment loans receivable  . . . . . . . . . . . . .        153,504         163,827
    Mortgages and mortgage-backed securities  . . . . . . .        521,631         656,311
    Other . . . . . . . . . . . . . . . . . . . . . . . . .          4,067           4,088
                                                                  --------        --------
                                                                  $700,231        $840,744
                                                                  ========        ========
    Liabilities
    -----------
    8.125% Notes, payable in 1996 . . . . . . . . . . . . .       $120,000        $120,000
    Borrowings under investment agreements  . . . . . . . .        474,805         551,909
    Other . . . . . . . . . . . . . . . . . . . . . . . . .         32,002          51,873
                                                                  --------        --------
                                                                  $626,807        $723,782
                                                                  ========        ========

NOTE 8.  INTEREST AND DIVIDEND INCOME

    Interest and dividend income for the third quarter and first nine months of 1994 and 1993 was comprised of the following:

                                                                            (000s omitted)
                                                           Third Quarter                    First Nine Months
                                                     -------------------------          -------------------------
                                                       1994             1993              1994             1993
                                                     --------         --------          --------         --------
    Interest earned by:
      Commercial and consumer finance businesses     $ 17,087         $ 15,036          $ 52,654         $ 40,839
      Insurance businesses  . . . . . . . . . .        23,674           22,598            66,651           57,672
      Other . . . . . . . . . . . . . . . . . .         9,143            3,992            20,515           16,590
    Dividends earned by:
      Insurance businesses  . . . . . . . . . .        69,032           59,111           225,952          182,860
      Other . . . . . . . . . . . . . . . . . .         1,002            2,836             3,726            8,478
                                                     --------         --------          --------         --------
      Interest and dividend income  . . . . . .      $119,938         $103,573          $369,498         $306,439
                                                     ========         ========          ========         ========

NOTE 9.  INTEREST EXPENSE

    Interest expense for the third quarter and first nine months of 1994 and 1993 was comprised of the following:

                                                                   (000s omitted)
                                                      Third Quarter            First Nine Months
                                                   -------------------        -------------------
                                                    1994        1993           1994        1993
                                                   -------     -------        -------     -------
    Debt of commercial and consumer finance
      businesses  . . . . . . . . . . . . . . . .  $ 8,109     $ 4,669        $24,073     $11,190
    Other debt  . . . . . . . . . . . . . . . . .   13,996      14,656         45,463      40,726
    Savings accounts of Mutual Savings
      and Loan Association  . . . . . . . . . . .       --       1,700             --       5,630
                                                   -------     -------        -------     -------
                                                   $22,105     $21,025        $69,536     $57,546
                                                   =======     =======        =======     =======

                                  FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                  Q/E 9/30/94



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.  UNREALIZED APPRECIATION OF INVESTMENTS

    Changes in "Unrealized appreciation of investments, net", the balance of which is carried in shareholders' equity, were as follows during the third quarter and first nine months of 1994 and 1993:

                                                                             (000s omitted)

                                                               Third Quarter                 First Nine Months
                                                        --------------------------      --------------------------
                                                           1994            1993            1994            1993
                                                        ----------      ----------      ----------      ----------
     Increase in unrealized appreciation  . . . . .     $  783,555      $  370,807      $  900,245      $  387,154
     Increase in deemed applicable income taxes . .       (273,902)       (130,098)       (315,758)       (135,656)
     (Increase) decrease in minority
       shareholders' interest . . . . . . . . . . .          4,099            (368)         (8,765)           (893)
                                                        ----------      ----------      ----------      ----------
       Net increase . . . . . . . . . . . . . . . .        513,752         240,341         575,722         250,605
     Balance at beginning of period . . . . . . . .      5,474,622       5,057,483       5,412,652       5,047,219
                                                        ----------      ----------      ----------      ----------
     Balance at end of third quarter  . . . . . . .     $5,988,374      $5,297,824      $5,988,374      $5,297,824
                                                        ==========      ==========      ==========      ==========

NOTE 11.  CHANGE IN ACCOUNTING FOR INCOME TAXES

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

    During 1993's third quarter, the Omnibus Budget Reconciliation Act of 1993 was enacted. Among its provisions, the Act increased the federal corporate ordinary income and capital gain tax rates from 34% to 35% retroactive to January 1, 1993. Accordingly, the Company recorded a charge to 1993's third quarter earnings of approximately $75 million. Most of this charge relates to the impact of adjusting deferred taxes related to unrealized appreciation of marketable equity securities.

                                  FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                  Q/E 9/30/94


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the third quarter and first nine months of the current and prior year are disaggregated in the following table. Amounts are in thousands and each figure is income tax effected.

                                                              Third Quarter           First Nine Months
                                                         ---------------------      ---------------------
                                                            1994        1993          1994         1993
                                                         --------     --------      --------     --------
Insurance, except realized investment gain/loss . .      $ 73,717     $ 63,902      $237,775     $194,486
Manufacturing, merchandising and services . . . . .        39,972       29,589       128,066       97,267
Unallocated income/expense, net . . . . . . . . . .         6,013        2,932        14,989        9,359
Interest expense *  . . . . . . . . . . . . . . . .        (9,236)      (8,810)      (29,268)     (25,558)
                                                         --------     --------      --------     --------
    Earnings before realized investment gain/loss,
      effect of change in income tax rate and
      cumulative effect of accounting change  . . .       110,466       87,613       351,562      275,554
Realized investment gain (loss) . . . . . . . . . .        (4,646)      10,405        51,795       35,162
                                                         --------     --------      --------     --------
    Earnings before effect of change in income tax rate
      and cumulative effect of accounting change  .       105,820       98,018       403,357      310,716
Effect of change in income tax rate on deferred taxes
      applicable to unrealized appreciation **  . .          --        (75,224)         --        (75,224)
Cumulative effect of change in accounting for
      income taxes ** . . . . . . . . . . . . . . .          --           --            --        (70,984)
                                                         --------     --------      --------     --------
    Net earnings  . . . . . . . . . . . . . . . . .      $105,820     $ 22,794      $403,357     $164,508
                                                         ========     ========      ========     ========

- -------------
* For purposes of the above table, interest expense of commercial and consumer finance businesses is netted against the directly related service activity revenues.
**  See Note 11 to the accompanying interim consolidated financial statements.

INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain/loss, are aggregated in the following table. Dollar amounts are in thousands.

                                                              Third Quarter           First Nine Months
                                                         ---------------------      ---------------------
                                                           1994         1993          1994         1993
                                                         --------     --------      --------     --------
Premiums earned from:
    Primary or direct insurance . . . . . . . . . .      $ 59,182     $ 51,023      $163,998     $156,340
    Reinsurance assumed . . . . . . . . . . . . . .        83,765       99,430       338,932      225,977
                                                         --------     --------      --------     --------
                                                         $142,947     $150,453      $502,930     $382,317
                                                         ========     ========      ========     ========
Underwriting gain (loss) attributable to:
    Primary or direct insurance . . . . . . . . . .      $ 17,229     $  4,746      $ 22,232     $   (561)
    Reinsurance assumed . . . . . . . . . . . . . .       (27,149)     (33,815)      (52,167)     (66,496)
                                                         --------     --------      --------     --------
      Total underwriting loss . . . . . . . . . . .        (9,920)     (29,069)      (29,935)     (67,057)
Net investment income . . . . . . . . . . . . . . .        95,617       94,676       305,683      279,138
                                                         --------     --------      --------     --------
      Earnings before income taxes  . . . . . . . .        85,697       65,607       275,748      212,081
Income tax expense  . . . . . . . . . . . . . . . .       (10,502)        (892)      (34,018)     (14,835)
Minority interest . . . . . . . . . . . . . . . . .        (1,478)        (813)       (3,955)      (2,760)
                                                         --------     --------      --------     --------
      Net earnings from Insurance,
    except realized investment gain/loss  . . . . .      $ 73,717     $ 63,902      $237,775     $194,486
                                                         ========     ========      ========     ========

                                  FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                   Q/E 9/30/94



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS. (Continued)

        INSURANCE GROUP (Continued)

        Reinsurance premiums earned during the third quarter and first nine months of 1994 from catastrophe excess of loss contracts were $24 million and $167 million, respectively. Amounts earned from such contracts during 1993 totalled $5 million for the third quarter and $21 million for the first nine months. The comparatively higher amount of reinsurance premiums earned during the 1994 periods stemmed from higher levels of policy expirations during 1994 as well as the recognition in the first quarter of 1994 of premium income in connection with catastrophic events occurring during that period. Other reinsurance premiums earned during both 1994 and 1993 derived from certain sizable excess of loss and quota share reinsurance contracts as well as structured settlement and retroactive reinsurance contracts.

        The catastrophe excess of loss business produced a small net underwriting loss in the third quarter of 1994 compared to a small gain in 1993. For the first nine months, underwriting gains from this business were $40 million in 1994 and $10 million in 1993. The net underwriting gain for the first nine months of 1994 is net of provisions for estimated losses arising out of the January, 1994 earthquake in Northridge, California. Underwriting results from reinsurance assumed activities also include charges with respect to accretion of discounted structured settlement liabilities and amortization of deferred charges established with respect to retroactive reinsurance contracts. These charges, with no offsetting premium income, totalled $18 million and $19 million for the third quarter of 1994 and 1993, respectively. For the first nine months, such charges aggregated $50 million in 1994 and $58 million in 1993.

        During the fourth quarter of 1994 many catastrophe excess of loss reinsurance contracts will expire and premiums will be earned in accordance with the Group's policy to defer earning such premiums until the earlier of a loss occurrence or policy expiration. In the absence of any fourth quarter covered catastrophic loss occurrences or revisions in current estimates of losses related to the earthquake discussed above, this business could produce a fourth quarter pre-tax net underwriting gain of approximately $200 million which would compare to 1993's fourth quarter pre-tax net underwriting gain from this business of about $100 million. However, if the aggregate industry-wide insured losses from the earthquake rise above management's current expectations, considerable amounts of additional losses could be recorded in subsequent periods. Thus considerable potential for volatility in periodic net underwriting results remains.

        Premiums earned in the third quarter and first nine months of 1994 for several primary or direct underwriting units including the credit insurance, California workers' compensation, and homestate operations exceeded amounts earned in corresponding 1993 periods. Underwriting results for the third quarter and first nine months of 1994 include credits of about $11 million and $22 million, respectively, from reductions of loss reserves established for pre-1994 loss occurrences with respect to the professional liability/specialty risk operations. Without the benefit of such credits in 1994 periods, the net underwriting results of the primary or direct insurance businesses were relatively unchanged from 1993 periods.

        Net investment income of the Insurance Group for the third quarter and first nine months of 1994 included the Group's equity in net losses of Salomon Inc deriving from the Group's investment in common stock of Salomon Inc. (See Notes to the Interim Consolidated Financial Statements.) Exclusive of these losses, which approximated $8 million in the third quarter and $22 million in the first nine months, net investment income earned by the Insurance Group in 1994 exceeded 1993 by 9.4% for the third quarter and 17.3% for the first nine months. The Insurance Group continues to maintain considerable amounts of policyholder float, about $3.1 billion at September 30, 1994.

                                  FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                   Q/E 9/30/94



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. (Continued)

         MANUFACTURING, MERCHANDISING AND SERVICES

        Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in thousands.

                                                 Third Quarter                          First Nine Months
                                     ------------------------------------    ----------------------------------------
                                           1994                1993                 1994                  1993
                                     ----------------    ----------------    ------------------    ------------------
                                      Amount      %       Amount      %        Amount       %        Amount       %
                                     --------   -----    --------   -----    ----------   -----    ----------   -----
Revenues  . . . . . . . . . . .      $576,407   100.0    $473,203   100.0    $1,725,646   100.0    $1,428,896   100.0
Costs and expenses  . . . . . .       511,006    88.7     420,129    88.8     1,515,217    87.8     1,263,379    88.4
                                     --------   -----    --------   -----    ----------   -----    ----------   -----
Earnings before income taxes  .        65,401    11.3      53,074    11.2       210,429    12.2       165,517    11.6
Applicable income taxes . . . .        24,525     4.3      22,626     4.8        79,697     4.6        65,562     4.6
Applicable minority interest  .           904     0.1         859     0.2         2,666     0.2         2,688     0.2
                                     --------   -----    --------   -----    ----------   -----    ----------   -----
Net earnings  . . . . . . . . .      $ 39,972     6.9    $ 29,589     6.2    $  128,066     7.4    $   97,267     6.8
                                     ========   =====    ========   =====    ==========   =====    ==========   =====

        Revenues from these several and diverse business activities during 1994's third quarter and first nine months were greater by $103.2 million (21.8%) and $296.7 million (20.8%) respectively than revenues recorded during the corresponding 1993 periods. Much of the change resulted from increased revenues from the shoe segment (H. H. Brown Shoe Company, Lowell Shoe, Inc. and Dexter Shoe Company ["Dexter"]). Dexter, acquired by Berkshire during the fourth quarter of 1993, recorded revenues of approximately $70 million during 1994's third quarter and approximately $197 million during the first nine months. Berkshire's home furnishings (Nebraska Furniture Mart), uniforms (Fechheimers) and home cleaning systems (Kirby products) segments also recorded significant revenue increases in 1994's third quarter and first nine months as compared to the corresponding 1993 periods. Comparative revenue increases were also recorded by certain of Berkshire's diversified manufacturing businesses. Increased unit sales of Campbell Hausfeld products (air compressors, air painting systems and air tools) accounted for most of the revenue increases arising from Berkshire's diversified manufacturing businesses.

        Net earnings from this group of businesses increased $10.4 million (35.1%) during 1994's third quarter and $30.8 million (31.7%) during 1994's first nine months as compared to the corresponding prior year periods. The shoe segment accounts for approximately 60% of the comparative increase during 1994's third quarter and 55% of the comparative increase for the first nine months. Other businesses described in the preceding paragraph accounted for much of the remaining favorable comparative third quarter and first nine month results.

        UNALLOCATED INCOME/EXPENSE, NET

        Unallocated income/expense represents principally investment income of the parent company and non-insurance subsidiaries, reduced by parent company administrative costs.

        INTEREST EXPENSE

        Average outstanding borrowings under investment agreements were greater by approximately $138 million during the first nine months of 1994 as compared to 1993. Somewhat offsetting the effect on interest expense of the increased borrowings was a reduction in the average interest rate on such borrowings from approximately 6.9% in 1993 to about 6.6% in 1994.

        REALIZED INVESTMENT GAIN/LOSS

        Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. The amount -- recorded when securities are sold or other than temporarily impaired (see Note 3 to the Interim Consolidated Financial Statements) -- may fluctuate significantly from period to period, with a meaningful effect upon Berkshire's consolidated net earnings. But, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized price appreciation now existing in Berkshire's consolidated investment portfolio.

                                  FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                   Q/E 9/30/94



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. (Continued)

FINANCIAL CONDITION

  Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at September 30, 1994, was $11.41 billion or $9,686 per share. Over the past twelve months, net book value per share has grown by 19.3%.



                           PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit 27 -- Financial Data Schedule

                                   SIGNATURE

  Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BERKSHIRE HATHAWAY INC.
                                                (Registrant)



Date November 10, 1994                            /s/ Marc D. Hamburg
                                          ------------------------------------
                                                       (Signature)
                                           Marc D. Hamburg, Vice President and
                                                Principal Financial Officer