Form 10-K
BERKSHIRE HATHAWAY INC /DE/
filed 1995-03-30
CIK 109694

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE FISCAL YEAR PERIOD ENDED December 31, 1994
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ___________________TO___________________

                 COMMISSION FILE NUMBER 1-10125

                            BERKSHIRE HATHAWAY INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                  04 2254452
---------------------------------------------     -----------------------------
         State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization               Identification number)

     1440 Kiewit Plaza, Omaha, Nebraska                      68131
---------------------------------------------     -----------------------------
    (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code      (402) 346-1400

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                   Name of each exchange on which
                                                          registered
Common Stock, $5.00 Par Value                       New York Stock Exchange
--------------------------------------------    -------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
filing requirements for the past 90 days.   Yes X   No
                                               ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant - $13,936,050,000*

Indicate number of shares outstanding of each of the Registrant's classes of common stock:
March 30, 1995 -- common stock, $5 par value   . . . . . . . .  1,177,750 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

         Document                                Incorporated In
         --------                                ---------------
Proxy Statement for Registrant's
      Annual Meeting to be held May 1, 1995          Part III

* This aggregate value is computed at the last sale price of the common stock on March 17, 1995. It does not include the value of 550,000 shares held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

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

PROPERTY AND CASUALTY INSURANCE AND REINSURANCE BUSINESS

      Berkshire's insurance and reinsurance business is conducted by 13 separate subsidiaries. The largest of which is National Indemnity Company ("National Indemnity") headquartered in Omaha, Nebraska.

      The Berkshire Hathaway Insurance Group maintains capital strength at unparalleled high levels, significantly higher than normal in the industry. This strength differentiates Group members from their competitors. For example, in each year since 1988 the Group's ratio of net premiums written to year-end statutory surplus was 10% or less. The industry average net premiums-to-surplus ratio from 1990 through 1993 ranged from 133% to 157%. The obvious margins of safety thus provided to insureds of the Group are particularly persuasive in marketing of individually negotiated insurance and reinsurance contracts.

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

      Premium rates for the business peaked in 1986 and have generally decreased annually thereafter. Because of the lower rates, National Indemnity Primary Group members have written substantially less of this business since 1986. Similarly, writings by the Group's homestate operations have decreased because of lower premium rates and the disciplined underwriting practices of the members that encourage rejection of underpriced risks. The amount of primary or direct insurance premiums written in recent years by these businesses have stabilized, although currently at about 25% of the amount written in 1986.

      Generally, no improvement in prices is foreseen for 1995. Modest increases in premium volume are expected from continuing expansion of homestate operations into additional states and existing markets. Increased amounts of premiums were written in 1993 and 1994 by the California workers' compensation unit, reflecting increased marketing efforts. However, effective January 1, 1995, the regulations which established the minimum premium rates insurers must charge for workers' compensation coverage were eliminated. As a result, the level of business that may be accepted in 1995 is expected to decline. Otherwise, primary or direct business is likely to be little changed from 1994.

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

      In recent years, non-traditional reinsurance products -- finite-risk contracts -- have become increasingly significant in the property/casualty insurance marketplace. Those terms refer to reinsurance agreements, whose terms provide essentially traditional coverages but also may contractually establish minimum and maximum payouts by the reinsurer. Minimum payout requirements may originate in commutation clauses that call for repayments to the reinsureds, on specified dates, of sums not otherwise paid out by the reinsurer as losses. The amount of risk transferred, while significant, is limited. The concept of time-value-of-money is an important element in the pricing and setting of terms for these contracts as the expected claim payment period can be lengthy. Transaction amounts and limits of indemnifications are likely to be large. In addition, a single contract may relate to loss occurrences in a number of lines of business that span a number of years. Significant financial strength is a need of any prospective provider of the non-traditional products and Berkshire meets that need. Several of the reinsurance arrangements the Insurance Group entered into since 1989 were through finite-risk type contracts. Increased competition for such business and new accounting standards for ceding companies have reduced the number of opportunities to write such business, particularly with respect to retroactive reinsurance coverages of past loss events.

      During 1990, Berkshire's Insurance Group management perceived declines to be occurring in industry capacity and competition for catastrophe excess-of-loss type reinsurance coverages and consequently National Indemnity wrote coverages for a number of such risks. Management believes that in 1994 the Berkshire Hathaway Insurance Group was among the largest providers in the world of this type of coverage. The contracts may provide sizeable amounts (i.e., often in excess of $10 million) of indemnification per contract and a single event may result in payments under several contracts. This business can produce extreme volatility in reported periodic results. Accounting consequences, however, do not influence decisions of Berkshire's management with respect to this or any other business, and this fact plus the Insurance Group's above-normal-for-the-industry financial strength are believed to be the primary reasons why the Group has become a major provider of these coverages.

      In recent years there has been a substantial increase in catastrophe reinsurance capacity for the industry. Most of the additional capacity has arisen from equity capital raised by newly-formed entities. The increased capacity did not have a significant impact on the Group's business during 1994. However, Berkshire management has evidence that, in some instances, catastrophe reinsurance prices have fallen below the amounts considered adequate. Management anticipates that a reduced level of business will be accepted in 1995, and possibly, in subsequent years as well.

      The increases in reinsurance assumed business in recent years have produced an exceptional increase in the amount of "float", an approximation of the net investable policyholder funds, held by the Insurance Group. The term denotes the sum of unpaid losses, unpaid loss adjustment expenses, unearned premiums and other liabilities to policyholders, less the aggregate of premium balances receivable, amounts recoverable as reinsurance on paid and unpaid losses, deferred policy acquisition costs, deferred charges re reinsurance and prepaid income taxes. Given the length of the claims payment period -- or tail -- that attaches to the reinsurance business, the increased float plus the earnings it generates will result in meaningful increases for several years in the level of the Insurance Group's investments and investment income, with some part of such increases already evident.

      Investment portfolios of insurance subsidiaries include equity securities valued at approximately $16.5 billion at December 31, 1994. Included are meaningful ownership percentages of other publicly traded companies (such as approximately 50% of the outstanding capital stock of GEICO Corporation, approximately 13% of the capital stock of Capital Cities/ABC, Inc., approximately 11% of the common stock of The Gillette Company, approximately 8% of the capital stock of The Coca-Cola Company, approximately 15% of the capital stock of The Washington Post Company, approximately 13% of the common stock of Wells Fargo & Company, and common and convertible preferred stock of Salomon Inc having approximately 20% of the total voting power of that company). Much information about these publicly-owned companies is available, including that released from time to time by the companies themselves.

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

      ENCYCLOPEDIAS, OTHER REFERENCE MATERIALS -- World Book publishes educational products for homes, schools, and libraries. Its chief products include: The World Book Encyclopedia, the largest-selling encyclopedia in the United States; Early World of Learning, a readiness program for preschoolers, and Information Finder, a CD-ROM (compact disc read - only format) version of the encyclopedia text. In April 1995, the Windows and MacIntosh versions of World Book's CD-ROM product will be available with the enhancements of audio, video and animation and marketed as the World Book Multimedia Encyclopedia. These and other educational materials are marketed in the United States and Canada by a large direct-selling force. A newly copyrighted edition of The World Book Encyclopedia is published each year. Annual products such as The World Book Year Book, Science Year and The World Book Health & Medical Annual are updating publications for owners of earlier encyclopedia editions and are sold by direct mail. An international group markets these and other specially created educational products in Australia, the United Kingdom and Ireland with a commissioned sales force, and in 65 other countries through 54 distributors.

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

      HOME FURNISHINGS -- The Nebraska Furniture Mart ("NFM") operates a home furnishing retail business from a very large - over 200,000 square feet - retail outlet and sizable warehouse facilities in Omaha, Nebraska. The business serves a trade area with a radius around Omaha of approximately 300 miles. An important feature of the business is its ability to control its costs and to produce a high business volume from offerings of significant value to its customers, while realizing highly satisfactory earnings. At the end of 1992, NFM acquired a 360,000 square foot building and ten acres of land located adjacent to its existing retail store and warehouse. Along with providing additional warehousing facilities, a portion of the building is being used to operate a factory outlet store for manufacturers' closeouts and discontinued product lines. During November 1994, a 102,000 square foot appliance and electronics superstore, located adjacent to the main retail store, was opened. The superstore known as the "Mega Mart" added such products as music compact discs and an expanded computer software line to NFM's already large selection of electronics and appliances.

      NEWSPAPER -- The Buffalo News, a division of Berkshire, publishes a Sunday edition and seven editions each weekday. It is the only metropolitan newspaper published daily within a ten county upstate New York distribution area that comprises one of the 50 largest primary market areas in the United States.

      Among newspapers published in those primary markets, The Buffalo News claims the highest percentage of its area household coverage, 68% on weekdays and 77% on Sundays. Berkshire management believes the "newshole" percentage (portion of the paper devoted to news) of The Buffalo News to be greater than any other dominant newspaper of its size or larger. During 1994 this percentage was 54%.

      SHOES -- The size of this segment has increased dramatically since 1991. In addition to H. H. Brown Shoe Company ("H. H. Brown") which was acquired in July 1991, this segment now includes Lowell Shoe, Inc. ("Lowell") acquired at the end of 1992, and Dexter Shoe Company ("Dexter"), acquired in November 1993. A description of each of these businesses follows.

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

      At the end of 1992, Berkshire acquired for cash all of the capital stock of Lowell and assets of certain entities formerly affiliated with Lowell (including a manufacturing facility located in Puerto Rico). Lowell manufactures and markets women's casual, service and nurses footwear. They market these products under the brand names Soft Spots, Day Lights and Nurse Mates.

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

      UNIFORMS -- The Fechheimer Brothers Company manufactures its products at plants in Kentucky, Ohio, Tennessee and Texas, for marketing through about fifty company-operated retail distribution centers and by independent distributors and dealers who together serve more than 200 major metropolitan areas.

      OTHER NON-INSURANCE ACTIVITIES not identified with Berkshire business segments include the more than one dozen diverse manufacturing businesses acquired with the 1986 purchase of The Scott & Fetzer Company. The largest revenue producer of these businesses is Campbell Hausfeld/Scott Fetzer Company, which manufactures and markets a variety of products related to transmission of air and other fluids, such as air compressors, air tools, painting systems and pressure washers. In addition, Berkshire has an 85% interest in a long established, high volume retailer of fine jewelry, Borsheim's, in Omaha, Nebraska. Most recently, on March 10, 1995, it was announced that an agreement was entered into to acquire Helzberg's Diamond Shops, Inc. ("Helzberg's"). Helzberg's is a national retail specialty business operating 148 fine jewelry stores in 23 states. The final consummation of the acquisition is expected to take place during 1995's second quarter.

      Berkshire Hathaway Inc. and subsidiaries employed approximately 22,000 persons on a full-time basis at December 31, 1994. In addition to that number of full-time employees, up to 20,000 persons may act as World Book sales representatives from time to time.

ADDITIONAL INFORMATION WITH RESPECT TO BERKSHIRE'S BUSINESSES

      The amounts of revenue, operating profit and identifiable assets attributable to each of the eight aforementioned business segments are included in Note 17 to Registrant's consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant's investments in fixed maturity and marketable equity securities is included in Notes 3, 4, 5 and 6 to Registrant's consolidated financial statements.

ITEM 2.  PROPERTIES

      The physical properties used by Registrant's significant business segments are summarized below:

                                                                                      Owned          Approx.
                                                                                        or           Square
    Business                 Location                      Type of Property           Leased         Footage
-----------------    ------------------------           ---------------------         ------         -------
Company
Headquarters         Omaha, NE                          Offices                       Leased           4,000

Insurance            Omaha, NE                          Offices                       Owned           73,000
                     Omaha, NE & other locations
                        in Arizona, California,
                        Colorado, Kansas
                        & Connecticut                   Offices                       Leased          78,000

Candy                Los Angeles, CA & South            Plants/Warehouses/
                        San Francisco, CA                  Offices                    Owned          274,000
                     California                         Warehouses/Offices            Leased         303,000
                     California & other                 Retail outlets and            Leased         331,000
                        locations principally              quantity order centers
                        in western states                  (209 locations)

Newspaper            Buffalo, NY                        Offices                       Owned          195,000
                     Buffalo, NY                        Printing Plant                Owned          150,000
                     New York &
                        Washington, D.C.                Offices/Warehouses            Leased          69,000

Home                 Omaha, NE                          Retail Store                  Owned          400,000
Furnishings          Omaha, NE & Lincoln, NE            Warehouses/Offices            Owned          650,000

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

Uniforms             Cincinnati, OH &
                        various other U.S.              Plants/Warehouses/
                        locations                          Offices                    Owned          228,000
                     Hodgenville, KY &                  Plants/Warehouses/
                        various other U.S. locations       Offices                    Leased         239,000
                     9 U.S. locations                   Retail Stores                 Owned           75,000
                     44 U.S. locations                  Retail Stores                 Leased         331,000

                                                                                      Owned        Approx.
                                                                                        or         Square
    Business                 Location                      Type of Property           Leased       Footage
-----------------    ------------------------           ---------------------         ------       -------
Shoes                Morganton, NC, Womelsdorf,
                        PA, Martinsburg, PA,
                        Hudson, NH, Dexter, ME &        Plants/Warehouses/
                        Canada                             Offices                    Owned        1,633,000
                     Greenwich, CT, Commerce, CA,
                        Morganton, NC, Skowhegan,
                        ME, Newton, MA, Canada,
                        Puerto Rico &                   Plants/Warehouses/
                        Dominican Republic                 Offices                    Leased         699,000
                     50 U.S. locations                  Retail Stores                 Owned          337,000
                     37 U.S. & Puerto Rico locations    Retail Stores                 Leased         274,000


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a list of the Registrant's executive officers:

        Name                       Age             Position with Registrant                       Since
--------------------               ---           ----------------------------                  -----------
Warren E. Buffett                   64           Chairman of the Board                            1970
Marc D. Hamburg                     45           Vice President                                   1992
Charles T. Munger                   71           Vice Chairman of the Board                       1978

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

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

MARKET INFORMATION

      The Company's Common Stock is listed for trading on the New York Stock Exchange, trading symbol: BRK. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

1994                                High         Low        1993                                 High         Low
                                    ----         ---                                             ----         ---
First Quarter . . . . . . . .    $16,900     $15,150        First Quarter . . . . . . . . .   $13,200     $11,350
Second Quarter  . . . . . . .     16,700      15,400        Second Quarter  . . . . . . . .    16,200      11,800
Third Quarter . . . . . . . .     19,750      16,425        Third Quarter . . . . . . . . .    17,800      15,100
Fourth Quarter  . . . . . . .     20,800      19,200        Fourth Quarter  . . . . . . . .    17,800      16,200

SHAREHOLDERS

      The Company had approximately 8,400 record holders of its common stock at March 7, 1995. Record owners included nominees holding at least 190,000 shares on behalf of beneficial-but-not-of-record owners. Management believes that the Company has more than 20,000 beneficial owners.

DIVIDENDS

      Berkshire has not declared a cash dividend since 1967.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED FINANCIAL DATA FOR THE PAST FIVE YEARS
                 (dollars in thousands, except per share data)

                                                 1994           1993            1992           1991           1990
                                              ----------     ----------      ----------     ----------     ----------
REVENUES:
   Sales and service revenues . . . . . . .  $ 2,351,918     $ 1,962,862      $ 1,774,436    $ 1,651,134    $ 1,580,074
   Insurance premiums earned  . . . . . . .      923,180         650,726          664,293        776,413        591,540
   Interest and dividend income . . . . . .      426,094         354,028          364,895        347,293        317,095
   Income from investment in Salomon Inc  .       30,058          63,000           63,000         63,000         63,000
   Income from finance businesses . . . . .       24,885          22,226           20,696         19,475         13,498
   Realized investment gain . . . . . . . .       91,332         546,422           89,937        192,478         33,989
                                             -----------     -----------      -----------    -----------    -----------
   Total revenues . . . . . . . . . . . . .  $ 3,847,467     $ 3,599,264      $ 2,977,257    $ 3,049,793    $ 2,599,196
                                             ===========     ===========      ===========    ===========    ===========
EARNINGS:
   Before realized investment gain and
      cumulative effect of accounting change $   433,659(1)  $   402,403(2)   $   347,726    $   315,753    $   370,745

   Realized investment gain . . . . . . . .       61,139         356,702           59,559        124,155         23,348
   Cumulative effect of change in accounting
      for income taxes  . . . . . . . . . .        --            (70,984)           --             --             --
                                             -----------     -----------      -----------    -----------    -----------
   Net earnings . . . . . . . . . . . . . .  $   494,798     $   688,121      $   407,285    $   439,908    $   394,093
                                             ===========     ===========      ===========    ===========    ===========
EARNINGS PER SHARE:
   Before realized investment gain and
      cumulative effect of accounting
      change  . . . . . . . . . . . . . . .      $368.21(1)      $348.03(2)       $303.29        $275.42        $323.39

   Realized investment gain . . . . . . . .        51.91          308.50            51.95         108.30          20.36
   Cumulative effect of change in accounting
      for income taxes  . . . . . . . . . .         --            (61.39)            --             --             --
                                                 -------         -------          -------        -------        -------
   Net earnings . . . . . . . . . . . . . .      $420.12         $595.14          $355.24        $383.72        $343.75
                                                 =======         =======          =======        =======        =======
YEAR-END DATA:
   Total assets . . . . . . . . . . . . . .  $21,338,182     $19,520,469      $17,131,998    $14,461,902    $10,670,423

   Borrowings under investment agreements
      and other debt (3)  . . . . . . . . .      810,719         972,389        1,154,697      1,100,464      1,082,265
   Shareholders' equity . . . . . . . . . .   11,874,882      10,428,374        8,896,331      7,379,918      5,287,454
   Common shares outstanding,
      in thousands  . . . . . . . . . . . .        1,178           1,178            1,149          1,146          1,146
   Shareholders' equity per
     outstanding share  . . . . . . . . . .  $    10,083     $     8,854      $     7,745    $     6,437    $     4,612
                                             ===========     ===========      ===========    ===========    ===========

   (1) Includes a charge of $172,579 ($146.53/share) representing an other than temporary decline in value of investment in USAir Group, Inc. Preferred Stock.

   (2) Includes a charge of $75,348 ($65.38/share) representing the effect of the change in federal income tax rates on deferred taxes applicable to unrealized appreciation.

   (3) Excludes borrowings of finance businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                 Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting minority interests and taxes.

                                                                                (dollars in millions)
                                                                          ------                     ------
                                                                           1994         1993          1992
                                                                          ------       -------       ------
Property and Casualty Insurance Segment:
   Underwriting   . . . . . . . . . . . . . . . . . . . . . . . . .       $  79.9      $  19.2       $(71.1)
   Investment income  . . . . . . . . . . . . . . . . . . . . . . .         349.2        320.9        305.8
   Realized investment gain   . . . . . . . . . . . . . . . . . . .          61.6        362.7         36.1
                                                                           ------       ------       ------
        Total - Property and Casualty Insurance Segment   . . . . .         490.7        702.8        270.8
Non-Insurance business segments . . . . . . . . . . . . . . . . . .         165.8        133.3        123.4
Other businesses  . . . . . . . . . . . . . . . . . . . . . . . . .          36.4         33.2         30.7
Realized investment gain (loss) not included above  . . . . . . . .          (0.5)        (6.1)        23.4
All other except interest expense . . . . . . . . . . . . . . . . .          12.3          6.8         21.9
Interest expense *  . . . . . . . . . . . . . . . . . . . . . . . .         (37.3)       (35.6)       (62.9)
                                                                           ------       ------       ------
   Earnings before nonrecurring charges
     and effect of accounting change  . . . . . . . . . . . . . . .         667.4        834.4        407.3
Nonrecurring charges and effect of accounting change  . . . . . . .        (172.6)      (146.3)        --
                                                                          -------      -------       ------
        Net earnings  . . . . . . . . . . . . . . . . . . . . . . .       $ 494.8      $ 688.1       $407.3
                                                                          =======      =======       ======

 * Interest expense incurred by finance businesses is not reflected as "Interest expense" but instead is reflected in amounts shown for "Other businesses".

        The business segment data (Note 17 to the Consolidated Financial Statements) should be read in conjunction with this discussion.


   PROPERTY AND CASUALTY INSURANCE UNDERWRITING

        The after-tax figures shown above for Property and Casualty Insurance underwriting derive from the following:

                                                                                (dollars in millions)
                                                                          ------                     -------
                                                                           1994          1993          1992
                                                                          -------       -------       -------
Underwriting gain (loss):
   Primary or direct insurance  . . . . . . . . . . . . . . . . . .        $ 48.3       $  12.7       $   8.0
   Reinsurance assumed  . . . . . . . . . . . . . . . . . . . . . .          80.7          17.3        (117.0)
                                                                           ------       -------       -------
      Underwriting gain (loss) -- pre-tax   . . . . . . . . . . . .         129.0          30.0        (109.0)
   Applicable income taxes  . . . . . . . . . . . . . . . . . . . .          48.3          10.2         (37.7)
   Applicable minority interest   . . . . . . . . . . . . . . . . .           0.8           0.6          (0.2)
                                                                           ------       -------       -------
After-tax underwriting gain (loss)  . . . . . . . . . . . . . . . .        $ 79.9       $  19.2       $ (71.1)
                                                                           ======       =======       =======

                 The Berkshire Hathaway Insurance Group engages in both insurance and reinsurance of property/casualty risks. In its insurance activities, as distinguished from its reinsurance activities, its members assume risks of loss from persons primarily and directly subject to the risks. In its reinsurance activities, the members assume defined portions of similar or dissimilar risks to which other insurers and reinsurers have subjected themselves in their own insuring activities. Over the past three years, reinsurance assumed activities have produced about 75% of the aggregate premiums earned by the property and casualty insurance group.

                 A significant marketing strategy followed by all Insurance Group members is the maintenance of above average capital strength. Statutory surplus as regards policyholders of the Insurance Group increased to approximately $13.4 billion at year-end 1994. This extraordinary capital strength creates opportunities for Insurance Group members to negotiate and enter into contracts of insurance specially designed to meet unique needs of sophisticated insurance and reinsurance buyers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         PROPERTY AND CASUALTY INSURANCE UNDERWRITING (CONTINUED)

                 For purposes of this Discussion, premiums and losses and loss expenses amounts are stated net of reinsurance ceded.

         Reinsurance Assumed

                 Underwriting results, stated on the basis of generally accepted accounting principles ("GAAP"), with respect to the reinsurance assumed business for the past three years are summarized in the following table.


                                                                    (dollars in millions)
                                                 -------------------                     -------------------
                                                       1994                  1993                  1992
                                                  --------------        --------------        --------------
                                                  Amount     %          Amount     %          Amount     %
                                                  ------   -----        ------   -----        ------   -----
Premiums written  . . . . . . . . . . . . . .    $ 689.8               $ 528.7               $ 607.2
                                                 =======               =======               =======
Premiums earned . . . . . . . . . . . . . . .    $ 688.4   100.0       $ 442.4   100.0       $ 511.5   100.0
                                                 -------   -----       -------   -----       -------   -----
Losses and loss expenses  . . . . . . . . . .      476.9    69.3         350.9    79.3         589.7   115.3
Underwriting expenses . . . . . . . . . . . .      130.8    19.0          74.2    16.7          38.8     7.6
                                                 -------   -----       -------  ------       -------  ------
Total losses and expenses . . . . . . . . . .      607.7    88.3         425.1    96.0         628.5   122.9
                                                 -------   =====       -------   =====       -------   =====
Underwriting gain (loss) -- pre-tax . . . . .    $  80.7               $  17.3               $(117.0)
                                                 =======               =======               =======


                 Reinsurance assumed operations are conducted from National Indemnity Company's offices in Stamford, Connecticut. The Insurance Group enters into a variety of types of reinsurance contracts, including excess of loss and quota share contracts. Excess of loss contracts provide indemnification to ceding companies for all or part of covered losses in excess of specified retentions (or deductibles). Such retentions may apply to either an individual loss occurrence or an aggregation of occurrences. Quota share contracts provide indemnification to ceding companies in specified proportion of the ceding companies' own losses. Each type of contract specifies a maximum aggregate amount of indemnification.

                 Premiums earned from reinsurance assumed activities in 1994 exceeded amounts earned in 1993 by $246.0 million (55.6%). This increase was due to higher amounts earned from catastrophe excess of loss reinsurance policies, offset somewhat by declines in premiums earned under quota share, structured settlement, and retroactive reinsurance contracts. (Amounts earned from catastrophe excess of loss policies totalled about $447 million in 1994 vs $152 million in 1993). Management believes that increased levels of capital devoted to the catastrophe reinsurance market by the insurance industry in recent years may put pressure on competitors to lower prices below the levels considered adequate. Therefore, management anticipates a reduction in the level of catastrophe reinsurance business that may be accepted in 1995.

                 Reinsurance premiums earned in 1993 declined by $69.1 million (13.5%) from amounts earned in 1992. The decline was primarily attributed to lesser amounts earned from retroactive reinsurance contracts. Increasing competition in retroactive reinsurance markets and the effects of new accounting standards for ceding companies have drastically reduced the opportunities to write such business. Minimal amounts of structured settlement reinsurance was written in 1994 as a similar type of annuity contract was more heavily marketed through a non-property/casualty insurance affiliate.

                 Underwriting gains of approximately $240 million and $110 million in 1994 and 1993 respectively, resulted from the Insurance Group's catastrophe reinsurance business. The considerable amounts of premiums earned from this business, coupled with the fact that only the 1994 Northridge earthquake produced a significant catastrophe loss during the period, contributed to the underwriting gains for 1994 and 1993. In 1992, catastrophe losses incurred were about $125 million (primarily related to Hurricane Andrew) which caused a small underwriting loss for that year.

                 Little comfort should be gained from either (a) the magnitude of underwriting gains recorded in 1994 and 1993 or (b) the current expectation that the early 1995 Kobe, Japan earthquake will not result in a significant loss to the Insurance Group. The underwriting gains produced by this business in any given year can be easily exceeded by losses in the next. Thus periodic underwriting results were and are expected to be subject to substantial volatility. Berkshire's management, however, is willing to accept such volatility, provided that there is a reasonable prospect of long term profitability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     PROPERTY AND CASUALTY INSURANCE UNDERWRITING (CONTINUED)

         Reinsurance Assumed (continued)

                 Underwriting losses with respect to retroactive and structured settlement coverages amounted to $78 million for 1994, $64 million for 1993 and $66 million for 1992, reflecting principally the amortization of deferred charges re reinsurance assumed and accretion of discounted structured settlement liabilities. See Notes 1(f) and (g) to the Consolidated Financial Statements for information with respect to such charges and liabilities. The amortization and accretion are reported as losses incurred, and thus, because there is no related premium income, as underwriting losses. Amortization and accretion charges of about $70 million are expected in 1995.

                 Other non-catastrophe reinsurance business produced underwriting losses of about $80 million, $28 million and $48 million during 1994, 1993 and 1992 respectively. In most non-catastrophe reinsurance contracts, the concept of the time-value-of-money is an important consideration due to the anticipated extended claim payment period --or "tail". This is especially true with respect to reinsurance of certain casualty or liability coverages, for which the premiums are based in significant part on time discounting of expected losses. Losses and loss expenses are established for these contracts on an undiscounted basis, thus resulting in underwriting losses for financial reporting purposes. This business is accepted, nonetheless, because of the large amounts of investable policyholder funds (or "float") that it produces. Underwriting losses in 1994 include charges of about $37 million for adverse development of pre-1994 loss occurrences. Underwriting results in 1993 and 1992 reflect relatively minor amounts of loss development.

         Primary or Direct Insurance Underwriting

                 A summary follows of the combined underwriting results, stated on a GAAP basis, of the Berkshire Hathaway Insurance Group's primary or direct insurance operations.

                                                                   (dollars are in millions)
                                                   ----------------                          ---------------
                                                         1994                  1993                1992
                                                   ----------------      ---------------      --------------
                                                   Amount       %        Amount      %        Amount     %
                                                   ------     -----      ------    -----      ------   -----
Premiums written  . . . . . . . . . . . . .        $225.7               $208.4                 $132.4
                                                   ======               ======                 ======
Premiums earned . . . . . . . . . . . . . .        $234.8     100.0     $208.3     100.0       $152.8  100.0
                                                   ------     -----     ------     -----       ------  -----
Losses and loss expenses  . . . . . . . . .          88.4      37.6       99.8      47.9         98.0   64.1
Underwriting expenses . . . . . . . . . . .          98.1      41.8       95.8      46.0         46.8   30.7
                                                   ------     -----     ------     -----      -------  -----
Total losses and expenses . . . . . . . . .         186.5      79.4*     195.6      93.9*       144.8   94.8*
                                                   ------     =====     ------     =====      -------  =====
Underwriting gain -- pre-tax  . . . . . . .        $ 48.3               $ 12.7                 $  8.0
                                                   ======               ======                 ======

* Includes favorable loss development credits. Without such credits, total losses and expenses as a percentage of premiums earned were:
   1994 -- 102.4%, 1993 -- 113.9%, and 1992 -- 118.6%.

                 Primary or direct insurance activities include the "traditional" business, directed from National Indemnity Company's Omaha offices. This business represents principally casualty coverages for commercial accounts. The commercial casualty/professional liability/specialty risk operations located in Stamford, Connecticut, enter into insurance contracts with insureds presenting risks unusual in nature and/or especially large in amount. The homestate companies underwrite various commercial coverages for standard risks located predominantly in their home states -- Nebraska and Colorado. Cypress Insurance Company, a specialty carrier, underwrites workers' compensation risks in a highly competitive market environment in California. Additionally, since 1993 these activities include the underwriting of credit card credit insurance as a result of Berkshire's 1992 yearend acquisition of Central States Indemnity Co. of Omaha ("CSI").

                 CSI's business differs substantially from the insurance business underwritten by the other members of the Insurance Group. CSI's premiums derive from a high volume of small dollar premium transactions generated through credit card issuers. CSI's underwriting expenses as a percentage of premiums earned are roughly twice as great as that of the other Insurance Group members. On the other hand, CSI's losses and loss expenses incurred, as percentages of premiums earned are substantially lower than for the other primary or direct underwriting units. Overall, periodic underwriting results from this business are anticipated to be less volatile than the other primary or direct insurance operations. CSI produced premiums earned of $72 million and $69 million for 1994 and 1993, respectively. CSI's net underwriting gain was about $4 million for 1994 and $5 million for 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     PROPERTY AND CASUALTY INSURANCE UNDERWRITING (CONTINUED)

     Primary or Direct Insurance Underwriting (continued)

                 Premiums earned by Berkshire's other primary or direct insurance businesses totalled $163 million, $140 million and $153 million for 1994, 1993 and 1992, respectively. Each of these business units, described on the preceding page, reported higher premiums earned in 1994 as compared with 1993. The Group's commercial casualty/professional liability/specialty risks businesses accounted for about half of the increase in premiums earned in 1994 over 1993. This increase was due to adjustments on a small number of "retrospectively rated" policies written in prior years. Under the terms of those policies, premium amounts may be adjusted upward or downward after policy expiration based upon changes to losses incurred under the policies. Thus the additional premiums earned in 1994 were largely in response to additional amounts of losses incurred. In addition, premiums earned in 1994 by the worker's compensation insurance unit exceeded 1993 by about $5 million reflecting increased marketing efforts of that business. However, that business operates in a highly competitive market which has recently undergone substantial regulatory changes and such revenue gains may be difficult to sustain in 1995.

                 Other primary or direct businesses produced a net underwriting gain of about $44 million for 1994 compared to gains of about $8 million for both 1993 and 1992. In 1994, all of the other primary or direct insurance operations had significant net underwriting gains, reflecting increased amounts of credits against losses incurred from the reestimation of loss reserves for prior year loss occurrences. Favorable loss development credits were recorded in each of the last three years. Loss development represents corrections of estimation error and is credited or charged to earnings in the year made. The favorable development recorded in 1994 related principally to the traditional commercial automobile business and to the commercial casualty/professional liability/specialty risks operations. In 1993 and 1992, the favorable development credits related primarily to the traditional commercial automobile business. While the trend of favorable development recognized in recent years is encouraging, there is no certainty that it will continue into future periods. The nature of estimating losses is inherently imprecise, particularly with respect to losses which are reported and settled over lengthy periods of time. In the future, additional information will be revealed, including reports of additional cases of an unknown number and magnitude for pre-1995 losses.

                 Soft market conditions for most primary or direct casualty insurance coverages continued during 1994, as have prevailed for the past several years. Group members follow disciplined underwriting approaches which encourage rejection of underpriced risks without regard to volume considerations. Management does not foresee any significant changes in market conditions which would soon reverse the current trend of low premium volume.

         INSURANCE SEGMENT INVESTMENT INCOME

                 Following is a summary of Insurance Group net investment income for the past three years.

                                                                      (dollars in millions)
                                                               ------                       -------
                                                                1994          1993           1992
                                                               ------        -------        -------
     Investment income before taxes   . . . . . . . . .        $418.2        $375.4          $355.1
     Applicable income taxes  . . . . . . . . . . . . .          64.3          51.2            46.5
     Applicable minority interest   . . . . . . . . . .           4.7           3.3             2.8
                                                               ------        ------          ------
     Investment income after taxes and minority interest       $349.2        $320.9          $305.8
                                                               ======        ======          ======

                 Invested assets increased in each of the past three years. In the three year period, Berkshire contributed approximately $420 million additional capital to the Insurance Group. Reinvested earnings of the Insurance Group for that period amounted to approximately $1.0 billion. Contributing to a further increase in invested assets was about a $1.2 billion increase during the past three year period in the amount of "float" from policyholder funds. That term denotes the sum of unpaid losses, unpaid loss adjustment expenses and unearned premiums, and other liabilities to policyholders less the aggregate of agents' balances receivable, amounts recoverable as reinsurance on paid and unpaid losses, deferred policy acquisition costs, deferred charges re reinsurance assumed and prepaid income taxes. The net amount of float was approximately $3.4 billion at the end of 1994. In addition, increased investment income in 1994 was partially attributed to higher dividend rates paid by several of the Insurance Group's major equity investees. The amount of pre-tax net investment income for 1994 shown in the table above reflects a charge of $32.9 million which represents the equity in net loss from the Insurance Group's investment in common stock of Salomon Inc. See Note 5 to the Consolidated Financial Statements for additional information regarding the investment in Salomon Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         NON-INSURANCE BUSINESS SEGMENTS

                 A summary follows of results to Berkshire from these identified business segments for the past three years.

                                                                          (dollars in millions)
                                                        ------------------                     ---------------------
                                                              1994                 1993                     1992
                                                        --------------        --------------         ---------------
                                                         Amount    %            Amount   %             Amount    %
                                                        -------- -----        -------- -----         --------  -----
Revenues  . . . . . . . . . . . . . . . . . . . . .     $1,771.9 100.0        $1,440.1 100.0         $1,283.2  100.0
Cost and expenses . . . . . . . . . . . . . . . . .      1,496.5  84.5         1,215.3  84.4          1,073.3   83.6
                                                        -------- -----        -------- -----         --------  -----
Operating profit  . . . . . . . . . . . . . . . . .        275.4  15.5           224.8  15.6            209.9   16.4
Income taxes  . . . . . . . . . . . . . . . . . . .        106.2   6.0            87.8   6.1             83.2    6.5
Minority Interest . . . . . . . . . . . . . . . . .          3.4   0.2             3.7   0.3              3.3    0.3
                                                       --------- -----       --------- -----        ---------  -----
Contribution to net earnings  . . . . . . . . . . .     $  165.8   9.3        $  133.3   9.2         $  123.4    9.6
                                                        ======== =====        ======== =====         ========  =====

         A comparison of revenues and operating profits between 1994, 1993 and 1992 for each of the seven identifiable non-insurance business segments follows.

                                                   (dollars in millions)
                                 ------------------                     -----------------      Operating Profit
                                          Revenues                    Operating Profits       as a % of Revenues
                                 -----------------------------   ------------------------     ------------------
Segment                             1994     1993       1992      1994     1993     1992      1994   1993   1992
-------                          --------  --------   --------   ------   ------   ------     ----   ----   ----
Candy . . . . . . . . . . . .    $  216.1  $  201.0   $  197.0   $ 46.6   $ 40.3   $ 41.4     21.6    20.0   21.0
Encyclopedias, other
  reference material  . . . .       191.3     198.8      246.1     24.4     19.4     28.2     12.8     9.8   11.5
Home cleaning systems . . . .       207.6     193.9      190.1     43.9     40.9     37.7     21.1    21.1   19.8
Home furnishings  . . . . . .       245.4     208.6      185.6     16.9     21.1     16.7      6.9    10.1    9.0
Newspaper . . . . . . . . . .       150.9     145.5      139.7     53.7     50.4     47.3     35.6    34.6   33.9
Shoes . . . . . . . . . . . .       609.4     370.2      214.9     76.4     40.0     25.6     12.5    10.8   11.9
Uniforms  . . . . . . . . . .       151.2     122.1      109.8     13.5     12.7     13.0      8.9    10.4   11.8
                                 --------  --------   --------   ------   ------   ------
                                 $1,771.9  $1,440.1   $1,283.2   $275.4   $224.8   $209.9
                                 ========  ========   ========   ======   ======   ======

         1994 compared to 1993

                 Revenues from the seven identifiable non-insurance business segments of $1,771.9 million increased $331.8 million (23.0%) from the prior year. The overall operating profit from these business segments of $275.4 million increased $50.6 million (22.5%). The following is a discussion of significant matters impacting comparative results for each of the non-insurance business segments.

                 Candy

                 Revenues of the candy segment increased $15.1 million (7.5%) and operating profits increased $6.3 million (15.6%) over comparable prior year amounts. The comparative increases in revenues and operating profits are primarily due to increased volume. Total pounds of candy sold increased about 5.3%. Much of the increase arose from See's mail order and quantity order programs. Beginning in 1993 See's intensified its marketing efforts relative to these programs. Such efforts continued during 1994 and as a result total pounds sold during 1994 resulting from quantity order and mail order programs increased about 15%.

                 Encyclopedias, Other Reference Materials

                 Revenues of this segment declined $7.5 million (3.8%) from 1993. This decline continues the trend of reduced unit sales of printed encyclopedias (World Book and Childcraft) which began in 1989. Somewhat offsetting the decline in World Book and Childcraft sales were sales increases of World Book's current CD-ROM product, Infofinder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         NON-INSURANCE BUSINESS SEGMENTS (CONTINUED)

         1994 compared to 1993 (continued)

                 Encyclopedias, Other Reference Material (continued)

                 In April 1995, the Windows and MacIntosh versions of World Book's CD-ROM product will be available with the enhancements of audio, video and animation and marketed as the World Book Multimedia Encyclopedia. Management cannot predict the impact on sales or income that the upgraded CD-ROM product will have. However, it is anticipated that the industry trend away from printed material and toward electronic media will continue. While management believes that there will continue to be a profitable market for its core printed product, the quantity of the printed products which can be sold may, in the future, be limited due to the continued increase in the number of home computers equipped with CD-ROMs, increased computer literacy of the general population, and the lower price of CD-ROM products in comparison to encyclopedia sets. Additionally, the decline in the unit volume of printed sets has and will continue to reduce significantly the volume of Annual sales if printed set sales do not return to prior levels. However, the World Book Multimedia Encyclopedia will be offered in annual upgrades to purchasers. Therefore, it is anticipated that reductions in printed Annual sales will be somewhat offset by sales of CD-ROM upgrades.

                 Home Cleaning Systems

                 Revenue of the home cleaning systems segment increased $13.7 million (7.0%) and operating profits increased $3.0 million (7.3%). This comparative increase can be attributed primarily to an increase in the average number of distributors over 1993 and improvements in the structure of the sales organization in foreign markets. Unit sales of Kirbys increased slightly in domestic markets and were up by 14% in foreign markets. Foreign Kirby sales represent approximately 22% of total unit volume. Management anticipates continued significant growth in its foreign business and combined with more modest growth in domestic markets expects continued successful results from this segment.

                 Home Furnishings

                 Revenues from the home furnishings segment increased in 1994 by $36.8 million (17.6%) over the prior year. Increases were achieved in all major product categories. In November 1994, a 102,000 square foot appliance and electronics superstore was opened adjacent to the Nebraska Furniture Mart ("NFM"). This superstore known as the "Mega Mart" has added new products such as music compact discs and an expanded computer software line to NFM's previously large selection of electronics and appliances.

                 Operating profits of $16.9 million were $4.2 million (19.9%) less than in 1993. Much of the decline resulted from store opening costs in connection with the grand opening of the Mega Mart. In addition, unusual charges of approximately $2.3 million were recorded in 1994 relating to the write-off of certain fixed assets no longer in use. Management is optimistic that absent the store opening costs and unusual charges, an improvement in operating profit will be experienced in 1995. It is expected that operating profits as a percentage of revenues will improve during 1995 as compared to 1994. However, due to the fact that the lower margin Mega Mart business will account for much of the anticipated revenue growth, the percentage levels attained will likely be less than experienced by NFM in years prior to the opening of the Mega Mart.

                 Newspaper

                 Operating profits during 1994 of $53.7 million were $3.3 million (6.5%) greater than in 1993. While the comparative results are impressive and have been for several recent years, the outlook for 1995 and beyond is not as encouraging. During 1994, the Buffalo News experienced a decline in circulation. Part of the decline was caused by an increase during 1994 in the newsstand price of the daily newspaper from 35 cents to 50 cents. Also an aggressive new subscriber discount program which had been in place a number of years was phased out in 1994, and many subscribers used to a large discount did not resubscribe. From a dollar volume standpoint, the price increase offset the decline in circulation.

                 Earnings are expected to decline in 1995. For the past several years the cost of newsprint has either been stable or has declined. This trend has now sharply reversed. New higher costs per metric ton, as well as increased prices expected during the remainder of 1995, are expected to increase newsprint costs by $7 million or nearly 40% over 1994 costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         NON-INSURANCE BUSINESS SEGMENTS (CONTINUED)

         1994 compared to 1993 (continued)

                 Newspaper (continued)

                 Overall, the newspaper segment faces some significant challenges during the next year. However, the Buffalo News' ability to control its other operating costs should help mitigate the impact of the decline in circulation and the steep rise in newsprint costs.

                 Shoes

                 This segment includes H. H. Brown Shoe Company, Inc. ("H. H. Brown"), Lowell Shoe, Inc. ("Lowell") and Dexter Shoe Companies ("Dexter"). These businesses were acquired by Berkshire during the period between June 1991 and November 1993. H. H. Brown, acquired in 1991, is a manufacturer and distributor of work, safety and casual footwear. Lowell, acquired at the end of 1992, manufactures and markets women's casual, service and nurses' footwear. The acquisition of Dexter occurred in late 1993. Dexter is a manufacturer of men's and women's dress, casual and athletic footwear. Additionally, Dexter operates 77 retail outlet stores.

                 Revenues during 1994 of $609.4 million were greater than the prior year by $239.2 million (64.6%). This substantial increase was largely due to the inclusion of Dexter's results for the full year in 1994 as compared to just under two months during 1993. Dexter's 1994 operating profits account for most of this segments $36.4 million (91.0%) increase in comparative operating profits. Management was pleased with Dexter's 1994 performance and better results are anticipated during 1995. This optimism results from the fact that recent wholesale price adjustments should help mitigate the effects of prior years' increases in Dexter's costs. Additionally, operating efficiencies are anticipated in connection with the start-up of Dexter's new computerized distribution center and from advanced manufacturing technologies.

                 H. H. Brown accounts for most of the remaining comparative revenue increase for this segment. A portion of such increase is related to the acquisition during the second half of 1994 of a chain of 11 retail stores. The retail stores, located in Maryland, Pennsylvania and Virginia, carry H. H. Brown manufactured products as well as those of other shoe manufacturers. H. H. Brown's manufacturing and distribution business results reflect a modest increase in revenues and a slight decline in operating profits. The decline is largely a result of slightly lower gross margins on sales and an increased comparative LIFO charge being somewhat offset by the modest revenue increase.

                 Lowell's revenues were slightly lower in 1994 as compared to 1993. However, comparative operating profits were greater in 1994 than during 1993. The improvement largely arises from the fact that during 1993, unusual charges of $3.8 million were recorded in connection with the implementation of more stringent inventory control procedures.

                 Uniforms

                 The uniform segment's revenues increased $29.1 million (23.8%) in 1994 as compared to 1993. Almost 60% of the increase arose as a result of a special program begun during 1994 whereby an agreement was entered into with the New York City Fire Department to supply fire fighters with safety uniforms and related accessories. The initial contractual arrangement is for a period of three years. The remainder of the comparative revenue increase resulted from increases in this segment's core uniform manufacturing operations.

                 Operating profits for 1994 of $13.5 million were slightly above comparable 1993 operating profits. The additional margin resulting from the aforementioned revenue increases was substantially offset by a) the incurrence of certain unplanned start-up costs relative to the implementation of the New York City Fire Department program; b) costs incurred in connection with the scheduled installation of a new computer system; and c) problems which have arisen related to certain recent retail store acquisitions.

                 Management expects that the program with the New York City Fire Department will be successful in the long-term. The problems being encountered in connection with the retail store acquisitions are being addressed and will hopefully be resolved during 1995. Overall, management is cautiously optimistic that 1995's operating profit will exceed the results of the prior two years both in absolute terms and as a percentage of revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         NON-INSURANCE BUSINESS SEGMENTS (CONTINUED)

         1993 compared to 1992

                 Revenues from the non-insurance business segments increased $156.9 million (12.2%) in 1993 as compared to 1992. The most significant revenue increase arose in the "shoes" segment where revenues increased $155.3 million (72.3%) over the comparable prior year figures. As more fully described in the preceding section of this discussion, the acquisition of Lowell (in late
1992) and Dexter (in late 1993) account for a substantial portion of the comparative increase in revenues. With the exception of the "encyclopedias, other reference material" segment, all other reportable non-insurance business segments experienced increases in comparative revenues in 1993 vs. 1992. Revenues from these five segments in 1993 were $871.1 million vs. $822.2 in 1992. Offsetting the increases attributable to the other non-insurance business segments was a reduction in revenues of $47.3 million (19.2%) from the "encyclopedias, other reference material" segment. This decline was a result of the continuation of a reduction which began in 1989 in printed encyclopedia sales. (See preceding section regarding comparative 1994 vs. 1993 results for a discussion regarding the decline in World Book unit sales.)

                 Operating profits of $224.8 million during 1993 were $14.9 million (7.1%) greater than in 1992. The "shoes" segment with a comparative increase of $14.4 million (56.3%) was the major contributor to the comparative increase. In addition to the impact that the acquisitions of Lowell and Dexter had on comparative operating profits, H. H. Brown was able to achieve comparative increases largely resulting from the popularity of work shoes and reduced demand for athletic shoes. The operating profits of the other reportable segments in the aggregate were relatively unchanged.

         BUSINESS OTHER THAN IDENTIFIED SEGMENTS

                                                      (dollars in millions)
                                                 ------                    ------
                                                  1994         1993         1992
                                                 ------       ------       ------
Revenues  . . . . . . . . . . . . . . . . .      $607.4       $550.8       $517.3
                                                 ======       ======       ======
Operating profit  . . . . . . . . . . . . .      $ 59.2       $ 55.2       $ 54.3
  Income taxes  . . . . . . . . . . . . . .        22.1         20.8         21.8
  Minority interest . . . . . . . . . . . .         0.7          1.2          1.8
                                                 ------       ------       ------
Contribution to net earnings  . . . . . . .      $ 36.4       $ 33.2       $ 30.7
                                                 ======       ======       ======


                 The above represent aggregate data for businesses that numbered 23 in 1994. Berkshire management believes that narrative discussion of the results of the constituent businesses would not yield significant benefit to investors or others, particularly in view of the relative consistency of the year-to-year aggregate data.

         INTEREST EXPENSE

                 The small increase in interest expense in 1994 as compared to 1993 primarily results from the fact that average outstanding borrowings under investment agreements increased by approximately $82 million during 1994 as compared to 1993. Somewhat offsetting the effect on interest expense of the increased average level of borrowings was a reduction in the average interest rate on such borrowings from approximately 6.9% in 1993 to 6.6% in 1994. Interest expense for 1992 includes premiums paid of $16.2 million to redeem term debt and a charge of $6.3 million representing the write-off of deferred financing costs related to an issue of Convertible Subordinated Debentures which was called for redemption in December 1992.

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

                 During the fourth quarter of 1993, an insurance subsidiary of Berkshire sold ten million common shares of its investment in Capital Cities/ABC, Inc. ("Capital Cities") in connection with that Company's offer to buy from its shareholders up to twenty million of its common shares. Prior to the sale and since 1986, Berkshire subsidiaries owned thirty million shares of Capital Cities or approximately 18% of that Company's outstanding stock. Berkshire's after-tax gain from this transaction was $297.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         NONRECURRING CHARGES AND ACCOUNTING CHANGES

                 As more fully described in Note 6 to the Consolidated Financial Statements, the Company recorded a pre-tax charge of $268.5 million ($172.6 million after-taxes and minority interests) as result of recognizing an other than temporary decline in the value of its investment in USAir Group, Inc. Preferred Stock. While the charge to earnings was recorded in the fourth quarter of 1994, the charge to shareholders' equity had been recorded in earlier 1994 reporting periods.

                 Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of adopting SFAS 109 on the Company's 1993 results was to decrease net earnings by about $71 million. Additionally, during 1993 a charge of $75.3 million was recorded as a result of the increase in the Federal corporate income tax rate from 34% to 35%. For a further description of the accounting change and the charge to earnings resulting from the change in Federal income tax rates, see Notes 1(k) and 10 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

                 Berkshire's Consolidated Balance Sheet as of December 31, 1994, reflects continuing capital strength. In the past three years, Berkshire shareholders' equity has increased from approximately $7.4 billion at December 31, 1991 to approximately $11.9 billion at December 31, 1994. In that three-year period, realized and unrealized securities gains increased equity capital by approximately $2.9 billion, and reinvested earnings, other than realized securities gains, were about $1.1 billion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

      We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and investments to conform with recent pronouncements of the Financial Accounting Standards Board.





DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 9, 1995

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)


                                                                                           DECEMBER 31,
                                                                                 --------------------------------
                                                                                      1994                1993
                                                                                   ----------          ----------
                                   ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    273,881        $ 1,817,558
Investments:
     Securities with fixed maturities   . . . . . . . . . . . . . . . . . . . .      1,820,733          1,397,812
     Marketable equity securities   . . . . . . . . . . . . . . . . . . . . . .     15,236,494         12,516,613
     Salomon Inc  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,023,418            723,584
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        580,600            524,963
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        425,431            378,386
Properties and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .        275,667            259,736
Assets of finance businesses  . . . . . . . . . . . . . . . . . . . . . . . . .        717,082            872,401
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        984,876          1,029,416
                                                                                   -----------        -----------
                                                                                   $21,338,182        $19,520,469
                                                                                   ===========        ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY
Property and casualty insurance policyholder liabilities  . . . . . . . . . . .    $ 4,200,813        $ 3,807,188
Accounts payable, accruals and other liabilities  . . . . . . . . . . . . . . .        397,384            370,684
Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,292,602          3,030,189
Borrowings under investment agreements and other debt . . . . . . . . . . . . .        810,719            972,389
Liabilities of finance businesses . . . . . . . . . . . . . . . . . . . . . . .        562,443            729,366
                                                                                   -----------        -----------
                                                                                     9,263,961          8,909,816
                                                                                   -----------        -----------

Minority shareholders' interests  . . . . . . . . . . . . . . . . . . . . . . .        199,339            182,279
                                                                                   -----------        -----------

Shareholders' equity:
   Common stock of $5 par value. Authorized 1,500,000 shares;
     Issued 1,381,308 shares  . . . . . . . . . . . . . . . . . . . . . . . . .          6,907              6,907
   Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . .        656,074            656,074
   Unrealized appreciation of investments, net  . . . . . . . . . . . . . . . .      6,364,362          5,412,652
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,885,173          4,390,375
                                                                                  ------------       ------------
                                                                                    11,912,516         10,466,008
Less common stock in treasury, at cost (203,558 shares) . . . . . . . . . . . .         37,634             37,634
                                                                                  ------------       ------------
       Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .     11,874,882         10,428,374
                                                                                   -----------        -----------
                                                                                   $21,338,182        $19,520,469
                                                                                   ===========        ===========



          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1994            1993           1992
                                                                      ------------    ------------   ------------
REVENUES:
   Sales and service revenues . . . . . . . . . . . . . . . . .         $2,351,918     $1,962,862      $1,774,436
   Insurance premiums earned  . . . . . . . . . . . . . . . . .            923,180        650,726         664,293
   Interest and dividend income . . . . . . . . . . . . . . . .            426,094        354,028         364,895
   Income from investment in Salomon Inc  . . . . . . . . . . .             30,058         63,000          63,000
   Income from finance businesses . . . . . . . . . . . . . . .             24,885         22,226          20,696
   Realized investment gain . . . . . . . . . . . . . . . . . .             91,332        546,422          89,937
                                                                        ----------     ----------      ----------
                                                                         3,847,467      3,599,264       2,977,257
                                                                        ----------     ----------      ----------
COST AND EXPENSES:
   Cost of products and services sold . . . . . . . . . . . . .          1,449,999      1,180,642       1,049,721
   Insurance losses and loss adjustment expenses  . . . . . . .            565,257        450,659         687,625
   Insurance underwriting expenses  . . . . . . . . . . . . . .            227,997        169,082          85,628
   Selling, general and administrative expenses . . . . . . . .            613,406        552,618         505,023
   Interest expense . . . . . . . . . . . . . . . . . . . . . .             60,111         56,545          98,643
   Other than temporary decline in value of investment in
     USAir Group, Inc. Preferred Stock  . . . . . . . . . . . .            268,500          --              --
                                                                        ----------     ----------      ----------
                                                                         3,185,270      2,409,546       2,426,640
                                                                        ----------     ----------      ----------

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE  . . . . . . . . .            662,197      1,189,718         550,617
   Income taxes -
      Other than effect of change in income tax rate
        on deferred taxes applicable to unrealized
        appreciation  . . . . . . . . . . . . . . . . . . . . .            158,666        345,302         138,089
      Effect of change in income tax rate on deferred
        taxes applicable to unrealized appreciation . . . . . .             --             75,348          --
   Minority interest  . . . . . . . . . . . . . . . . . . . . .              8,733          9,963           5,243
                                                                        ----------     ----------      ----------

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE  . . . .            494,798        759,105         407,285
   Cumulative effect of change in accounting for income
         taxes  . . . . . . . . . . . . . . . . . . . . . . . .             --            (70,984)         --
                                                                        ----------     ----------      ----------
NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . .         $  494,798     $  688,121      $  407,285
                                                                        ==========     ==========      ==========


   Average shares outstanding . . . . . . . . . . . . . . . . .          1,177,750      1,156,243       1,146,492
                                                                         =========      =========       =========

EARNINGS PER SHARE:
   Before cumulative effect of accounting change  . . . . . . .            $420           $656            $355
   Cumulative effect of change in accounting for income
         taxes    . . . . . . . . . . . . . . . . . . . . . . .            --              (61)           --
                                                                           ----           ----            ----
   Net earnings   . . . . . . . . . . . . . . . . . . . .                  $420           $595            $355
                                                                           ====           ====            ====


          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1994            1993           1992
                                                                       ----------      ----------     ----------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . .        $  494,798      $  688,121     $  407,285
   Adjustments to reconcile net income to cash flows
   from operating activities:
      Realized investment gain  . . . . . . . . . . . . . . . .           (91,332)       (546,422)       (89,937)
      Other than temporary decline in value of investment
           in USAir Group, Inc. Preferred Stock   . . . . . . .           268,500            --             --
      Depreciation and amortization   . . . . . . . . . . . . .            62,547          50,180         41,074
      Effect of change in income tax rate on deferred taxes . .              --            75,348           --
      Cumulative effect of accounting change  . . . . . . . . .              --            70,984           --
      Changes in assets and liabilities before effects from
           business acquisitions:
         Losses and loss adjustment expenses  . . . . . . . . .           274,123         (22,798)       102,789
         Deferred charges re reinsurance assumed  . . . . . . .            25,349          16,171         46,931
         Unearned premiums  . . . . . . . . . . . . . . . . . .            (8,518)         83,937         75,274
         Receivables  . . . . . . . . . . . . . . . . . . . . .           (49,829)        134,077        239,428
         Accounts payable, accruals and other liabilities . . .           210,495          34,996        150,615
         Income taxes . . . . . . . . . . . . . . . . . . . . .          (257,102)        107,931         29,004
      Other . . . . . . . . . . . . . . . . . . . . . . . . . .                77          33,644         (5,278)
                                                                      -----------      ----------     ----------
           Net cash flows from operating activities . . . . . .           929,108         726,169        997,185
                                                                      -----------      ----------     ----------
Cash flows from investing activities:
   Purchases of fixed maturity investments  . . . . . . . . . .        (2,485,768)       (272,249)      (258,617)
   Purchases of marketable equity securities  . . . . . . . . .        (3,050,025)       (858,879)      (913,037)
   Proceeds from sales of fixed maturity investments  . . . . .         1,772,050            --          284,301
   Proceeds from redemptions and maturities of fixed
      maturity investments  . . . . . . . . . . . . . . . . . .            85,881         318,881        371,514
   Proceeds from sales of marketable equity securities  . . . .         1,466,775       1,188,510        100,270
   Acquisition of businesses  . . . . . . . . . . . . . . . . .              --              --         (119,948)
   Loans and investments originated in finance businesses . . .          (246,797)       (866,843)      (160,261)
   Principal collection on loans and investments
      originated in finance businesses  . . . . . . . . . . . .           332,398         269,345        127,913
   Other      . . . . . . . . . . . . . . . . . . . . . . . . .           (23,160)         19,578         (5,294)
                                                                      -----------      ----------     ----------
           Net cash flows from investing activities . . . . . .        (2,148,646)       (201,657)      (573,159)
                                                                      -----------      ----------     ----------
Cash flows from financing activities:
   Proceeds from borrowings of finance businesses . . . . . . .           208,561         591,853         38,862
   Proceeds from other borrowings . . . . . . . . . . . . . . .         1,225,301       1,264,972        961,565
   Repayments of borrowings of finance businesses . . . . . . .          (390,506)       (316,318)       (84,792)
   Repayments of other borrowings . . . . . . . . . . . . . . .        (1,387,674)     (1,399,901)      (906,964)
   Other      . . . . . . . . . . . . . . . . . . . . . . . . .              (908)         (2,860)        (2,334)
                                                                      -----------      ----------     ----------
           Net cash flows from financing activities . . . . . .          (345,226)        137,746          6,337
                                                                      -----------      ----------     ----------
           Increase (decrease) in cash and cash equivalents . .        (1,564,764)        662,258        430,363
Cash and cash equivalents at beginning of year  . . . . . . . .         1,854,621       1,192,363        762,000
                                                                       ----------      ----------     ----------
Cash and cash equivalents at end of year *  . . . . . . . . . .       $   289,857      $1,854,621     $1,192,363
                                                                      ============     ==========     ==========
* Cash and cash equivalents at end of year are comprised of
  the following:
         Finance businesses . . . . . . . . . . . . . . . . . .        $   15,976      $   37,063    $   64,367
         Other  . . . . . . . . . . . . . . . . . . . . . . . .           273,881       1,817,558     1,127,996
                                                                       ----------      ----------    ----------
                                                                       $  289,857      $1,854,621    $1,192,363
                                                                       ==========      ==========    ==========

          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1994


(1)   SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

      (a)  Basis of consolidation

           The accompanying Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (the "Company" or "Berkshire") consolidated with accounts of all its subsidiaries. Intercompany accounts and transactions have been eliminated. In the accompanying financial statements for 1993 and 1992, reclassifications have been made when required to conform to the current year presentation.

      (b)  Cash equivalents

           Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased.

      (c)  Investments

           Management determines the appropriate classifications of investments in securities with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1994, investments in securities with fixed maturities (except for such securities held by finance businesses) and marketable equity securities, are classified as available-for-sale. Securities with fixed maturities held by finance businesses are classified as held-to-maturity. At December 31, 1993, all fixed maturity securities were classified as held-to-maturity. Securities with fixed maturities are deemed to be held-to-maturity securities when the Company has the ability and positive intent to hold them to maturity. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Earnings.

      (d)  Goodwill of acquired businesses

           The difference between purchase cost and the fair value of the net assets of acquired businesses is amortized on a straight line basis over forty years. The net unamortized balance is carried in other assets.

      (e)  Insurance premium acquisition costs

           For financial reporting purposes, certain costs of acquiring insurance premiums are deferred, subject to ultimate recoverability, and charged to income as the premiums are earned. Generally, the ultimate recoverability of premium acquisition costs is determined without regard to investment income.

      (f)  Deferred charges re reinsurance assumed

           The excess of estimated liabilities for claims and claim costs ultimately payable by the Insurance Group over consideration received with respect to retroactive property/casualty reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected settlement periods of the claim liabilities. The unamortized balance of deferred charges is included in other assets.

      (g)  Property and casualty insurance policyholder liabilities

           Property and casualty insurance policyholder liabilities are comprised primarily of (i) unpaid losses and loss adjustment expenses, (ii) unearned premiums, and (iii) funds held under reinsurance assumed.

           Liability for unpaid losses and loss adjustment expenses represents the aggregate of such obligations of members of the Insurance Group with respect to: (i) prospective property/casualty insurance and reinsurance contracts, (ii) retroactive property/casualty reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, and (iii) reinsurance contracts providing for periodic payments with respect to settled claims ("structured settlements"). Except for structured settlement liabilities which are stated at discounted present values, the liability for unpaid losses and loss adjustment expenses is at the aggregate of estimated ultimate payment amounts.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)   SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

      (g)  Property and casualty insurance policyholder liabilities (Continued)

           Ultimate payment amounts with respect to prospective contracts are determined from (i) individual case estimates, (ii) estimates of incurred but not reported losses, based on past experience, and
              (iii) reports of losses from ceding insurers.

           Ultimate payment amounts with respect to retroactive reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, are established for financial reporting purposes at maximum limits of indemnification under the contracts. (See also 1(f) above related to deferred charges re reinsurance assumed.)

           Liabilities under structured settlement contracts are established when the contracts are entered into, at the then present value of the actuarially determined ultimate payment amount discounted at the prevailing market interest rate. Thereafter, annual accretions to the liabilities are charged to losses incurred.

           Funds held under reinsurance assumed treaties primarily consist of deposit balances refundable to insureds for coverages which the Company believes do not indemnify the ceding company against insurance risk, as defined by Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

      (h)  Insurance premiums

           Insurance premiums for prospective insurance and non-property catastrophe reinsurance policies are recognized as revenues ratably over their terms with unearned premiums computed on a monthly or daily pro rata basis. Premiums for catastrophe excess of loss reinsurance coverages are deferred until the earlier of a loss occurrence or policy expiration. Consideration received for indemnification of risk under retroactive reinsurance contracts and structured settlements is accounted for as premiums earned at the inception of the contracts. Premiums earned are stated net of amounts ceded to reinsurers.

      (j)  Reinsurance

           Provisions for losses and loss adjustment expenses are reported in the accompanying Consolidated Statements of Earnings after deducting estimates of recoveries under reinsurance contracts. Such recoveries totalled $61 million, $34 million, and $90 million for 1994, 1993 and 1992, respectively. Reinsurance contracts do not relieve the Insurance Group Members of their obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts. Estimates of losses and loss expenses recoverable under reinsurance contracts are included in receivables.

      (k)  Accounting changes

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

           In May 1993, the Financial Accounting Standards Board issued
              Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As permitted under the statement, the Company elected to adopt the statement's provisions as of December 31, 1993. Among its provisions, the statement requires a change in the accounting for marketable equity securities held by non-insurance entities. Prior to the adoption of SFAS 115, such securities were carried at the lower of aggregate cost or market. Under the provisions of SFAS 115, these securities are now carried at market and accounted for in the same manner as marketable equity securities held by the Company's insurance subsidiaries.

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

(3)   INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

      The amortized cost and estimated fair values as of December 31, 1994 and 1993, of investments in securities with fixed maturities are as follows (in thousands):

                     December 31, 1994                                         Gross         Gross      Estimated
                                                               Amortized     Unrealized   Unrealized      Fair
                                                                  Cost          Gains       Losses        Value
                                                               ----------   -----------  -----------   ----------
      Bonds:
        U.S. Treasury securities and obligations of
          U.S. government corporations and agencies . . .      $  733,543    $    --      $ (16,721)   $  716,822
        Obligations of states, municipalities
          and political subdivisions  . . . . . . . . . .         601,009        22,266      (3,453)      619,822
        Corporate bonds . . . . . . . . . . . . . . . . .           8,030         2,463          (2)       10,491
      Redeemable preferred stocks . . . . . . . . . . . .         422,923        15,002      (2,971)      434,954
      Mortgage-backed securities  . . . . . . . . . . . .          40,010            35      (1,401)       38,644
                                                               ----------    ----------   ---------    ----------
                                                               $1,805,515    $   39,766   $ (24,548)   $1,820,733
                                                               ==========    ==========   =========    ==========

                     December 31, 1993                                         Gross        Gross       Estimated
                                                               Amortized     Unrealized   Unrealized      Fair
                                                                  Cost          Gains       Losses        Value
                                                               ----------    ----------   ----------    ----------
      Bonds:
        U.S. Treasury securities and obligations of
          U.S. government corporations and agencies . . .      $    9,286    $      131   $       (4)  $    9,413
        Obligations of states, municipalities
          and political subdivisions  . . . . . . . . . .         643,094        49,903         (810)     692,187
      Redeemable preferred stocks . . . . . . . . . . . .         681,882        15,188      (90,060)     607,010
      Mortgage-backed securities  . . . . . . . . . . . .          63,550         1,635           (7)      65,178
                                                               ----------    ----------   ----------   ----------
                                                               $1,397,812    $   66,857   $  (90,881)  $1,373,788
                                                               ==========    ==========   ==========   ==========

      Amounts above exclude securities with fixed maturities held by finance businesses. See note 7.

      Shown below are the amortized cost and estimated fair values of the above securities at December 31, 1994, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in thousands.

                                                                                                       Estimated
                                                                                      Amortized          Fair
                                                                                        Cost             Value
                                                                                   -------------     ------------
      Due in one year or less . . . . . . . . . . . . . . . . . . . . . . . .         $  647,401       $  647,054
      Due after one year through five years . . . . . . . . . . . . . . . . .            904,129          920,960
      Due after five years through ten years  . . . . . . . . . . . . . . . .            199,551          196,918
      Due after ten years . . . . . . . . . . . . . . . . . . . . . . . . . .             14,424           17,157
                                                                                      ----------       ----------
                                                                                      $1,765,505       $1,782,089
      Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . .             40,010           38,644
                                                                                      ----------       ----------
                                                                                      $1,805,515       $1,820,733
                                                                                      ==========       ==========

      Gross realized gains and losses on sales and redemptions of securities with fixed maturities were as follows (in thousands):

                                                                           1994            1993           1992
                                                                          -------         -------        -------
      Gross realized gains  . . . . . . . . . . . . . . . . . . .         $ 6,808         $40,109        $80,076
      Gross realized losses . . . . . . . . . . . . . . . . . . .          (4,268)           (174)          (563)

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   INVESTMENTS IN MARKETABLE EQUITY SECURITIES

      Aggregate data with respect to the consolidated investment in marketable equity securities are shown below (in thousands):

                 December 31, 1994
                                                                                      Unrealized
                                                                           Cost          Gains          Market
                                                                       ------------  ------------    ------------
           Common stock of:
              Capital Cities/ABC, Inc. (a)  . . . . . . . . . . . .     $   345,000    $1,360,000     $ 1,705,000
              The Coca-Cola Company   . . . . . . . . . . . . . . .       1,298,888     3,851,112       5,150,000
              GEICO Corporation (b)   . . . . . . . . . . . . . . .          45,713     1,632,537       1,678,250
              The Gillette Company    . . . . . . . . . . . . . . .         600,000     1,197,000       1,797,000
              Wells Fargo & Company (c)   . . . . . . . . . . . . .         423,680       561,047         984,727
           All other marketable equity securities   . . . . . . . .       2,869,830     1,051,687(d)    3,921,517
                                                                         ----------    ----------     -----------
                                                                         $5,583,111    $9,653,383     $15,236,494
                                                                         ==========    ==========     ===========

                 December 31, 1993
                                                                                      Unrealized
                                                                           Cost          Gains          Market
                                                                       ------------  ------------    ------------
           Common stock of:
              Capital Cities/ABC, Inc. (a)  . . . . . . . . . . . .      $  345,000    $  894,000     $ 1,239,000
              The Coca-Cola Company   . . . . . . . . . . . . . . .       1,023,920     3,144,055       4,167,975
              GEICO Corporation (b)   . . . . . . . . . . . . . . .          45,713     1,713,881       1,759,594
              The Gillette Company    . . . . . . . . . . . . . . .         600,000       831,000       1,431,000
              Wells Fargo & Company (c)   . . . . . . . . . . . . .         423,680       454,934         878,614
           All other marketable equity securities   . . . . . . . .       1,857,809     1,182,621(e)    3,040,430
                                                                         ----------    ----------     -----------
                                                                         $4,296,122    $8,220,491     $12,516,613
                                                                         ==========    ==========     ===========

   (a) Common shares of Capital Cities/ABC, Inc. ("Capital Cities") owned by Berkshire subsidiaries possessed approximately 13% of the voting rights of all Capital Cities shares outstanding at December 31, 1994. The shares are held subject to an Agreement, the terms of which grant to Capital Cities a right of first refusal to purchase the shares and otherwise govern until January 3, 1997, the manner by which the shares may be sold or transferred. Also, Berkshire and its subsidiaries have delivered to Capital Cities irrevocable proxies with respect to these shares in favor of Thomas S. Murphy or Daniel B. Burke, so long as either shall be the chief executive officer of Capital Cities, to vote the shares at any and all meetings of shareholders of Capital Cities. The proxies expire on January 2, 1997, or at the earlier date when neither of such persons is chief executive officer of Capital Cities.

   (b) Subsidiaries of Berkshire owned shares of common stock of GEICO Corporation that possessed approximately 50% of the voting rights of all GEICO shares outstanding at December 31, 1994. Berkshire maintains an independent proxy arrangement for voting of the shares as required by Order of GEICO's domiciliary insurance supervisory authority. The Order, dating from Berkshire subsidiaries' major purchase of the shares in 1976, prohibits Berkshire from seeking or causing to change the independent proxy. Also, under the Order, no officer or director of Berkshire or of any affiliate or subsidiary of Berkshire is permitted to serve as a director of GEICO. Because the Order divests Berkshire of its voting rights with respect to the shares, Berkshire does not use the equity method of accounting for its investment in GEICO.

   (c) Subsidiaries of Berkshire owned common shares of Wells Fargo & Company ("Wells Fargo") that possessed approximately 13% of the voting rights of all Wells Fargo shares outstanding at December 31, 1994. The shares are held subject to a Passivity Agreement, the terms of which among other things prohibit Berkshire, without prior approval from the Federal Reserve Board of San Francisco, from seeking representation on the Board of Directors of Wells Fargo and from disposing of more than 5% of the Wells Fargo securities in any single transaction. In connection therewith, Berkshire has granted a proxy to the Secretary of Wells Fargo, with respect to all Wells Fargo stock presently owned and with respect to such additional shares of Wells Fargo stock as Berkshire may purchase and hold in the future.

   (d) Represents gross unrealized gains $1,187,893, less gross unrealized losses $136,206.

   (e) Represents gross unrealized gains $1,275,413, less gross unrealized losses $92,792.

      Gross realized gains and losses on sales of marketable equity securities were as follows (in thousands):

                                                                            1994            1993          1992
                                                                         ----------      ----------    ----------
      Gross realized gains  . . . . . . . . . . . . . . . . . . . . .      $185,702      $518,347 *     $ 10,595
      Gross realized losses . . . . . . . . . . . . . . . . . . . . .       (96,910)      (11,860)          (171)

   * During the fourth quarter of 1993, a subsidiary of Berkshire sold 10,000,000 common shares of its investment in Capital Cities in connection with that company's offer to buy from its shareholders up to 20,000,000 of its common shares. Prior to the sale and since 1986, Berkshire subsidiaries owned 30,000,000 shares of Capital Cities or approximately 18% of that company's outstanding stock. Berkshire's gross realized gain from this transaction was $457.5 million.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)   INVESTMENT IN SALOMON INC

   The Company's investment in Salomon Inc consists of the following (in thousands):

                                                   December 31, 1994                         December 31, 1993
                                         --------------------------------------     -------------------------------------
                                                         Fair         Carrying                     Fair        Carrying
                                            Cost         Value          Value          Cost        Value         Value
                                         ----------   ----------     ----------     ----------   ----------    ----------
Cumulative Convertible
  Preferred Stock . . . . . . . . . .    $  700,000   $  735,000     $  735,000     $  700,000   $  875,000    $  700,000
Common Stock  . . . . . . . . . . . .       324,445      248,760        288,418         21,636       23,584        23,584
                                         ----------   ----------     ----------     ----------   ----------    ----------
                                         $1,024,445   $  983,760     $1,023,418     $  721,636   $  898,584    $  723,584
                                         ==========   ==========     ==========     ==========   ==========    ==========

     At both December 31, 1994 and 1993, Berkshire subsidiaries owned 700,000 shares of Cumulative Convertible Preferred Stock ("Preferred Shares"). The Preferred Shares have a redemption value of $1,000 per share and are entitled to receive quarterly dividends at the annual rate of $90 per share. The Preferred Shares can be converted into shares of Salomon Inc common stock at $38 per share and are entitled to one vote per share of common stock into which such shares are convertible (18,421,053 at December 31, 1994). Annually on each October 31, commencing in 1995, Salomon Inc will redeem, at cost, 140,000 of the Preferred Shares or such fewer number as are then outstanding. As discussed in Note 1(c), the Preferred Shares are carried at fair value at December 31, 1994, whereas they were carried at cost at December 31, 1993.

     Berkshire subsidiaries possess slightly in excess of 20% of the total voting rights in Salomon. (Such rights consisting of rights attaching to the aforementioned Preferred Shares plus 6,633,600 common shares held at December 31, 1994.) Effective April 1, 1994, the Company adopted the equity method of accounting with respect to its investment in Salomon Inc common stock. The provisions of Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" require that the equity method be applied only to investments in common stock. Accordingly, as previously discussed, the Preferred Shares continue to be carried at fair value in accordance with SFAS 115.

     Income from the investment in Salomon Inc consists of the following (in thousands):

                                                                          1994           1993           1992
                                                                         -------        -------        -------
   Dividends on Preferred Shares  . . . . . . . . . . . . . . . .        $63,000        $63,000        $63,000
   Equity in net loss of Salomon attributable
      to common stock holdings* . . . . . . . . . . . . . . . . .        (32,942)          --             --
                                                                         -------        -------        -------
                                                                         $30,058        $63,000        $63,000
                                                                         =======        =======        =======

* After giving effect to amortization, over forty years, of the excess of the cost of Salomon common stock over its related book value.


(6)   INVESTMENT IN USAIR GROUP, INC. PREFERRED STOCK

      Investments in securities with fixed maturities include 358,000 shares of USAir Group, Inc. Series A Cumulative Convertible Preferred Stock ("USAir Preferred Shares"). The USAir Preferred Shares were acquired in 1989 for $358 million. If not called or converted prior to August 7, 1999, the USAir Preferred Shares are mandatorily redeemable by USAir Group, Inc. ("USAir") at $1,000 per share ($358 million in the aggregate), plus accrued dividends.

      For the past five years USAir has incurred very significant losses. On September 29, 1994, USAir announced that it was deferring the quarterly dividend payment due September 30, 1994, on the USAir Preferred Shares. As of March 7, 1995 neither the quarterly dividend due September 30, 1994 or December 31, 1994, had been received. USAir has publicly stated that its ability to survive in the low fare competitive environment is contingent upon USAir's ability permanently to reduce its operating costs through reductions in personnel costs and other cost saving initiatives. USAir management is currently engaged in discussions with the leadership of its unionized employees to achieve its goal of reducing personnel costs. While USAir's management has stated they are committed to reaching an agreement with the labor groups, both the timing and the outcome of the negotiations are uncertain.

      As a result of the extended period of losses and the uncertainty surrounding the outcome of the labor negotiations, Berkshire management has concluded that an other than temporary decline in the value of the USAir Preferred Shares has arisen. Accordingly, the 1994 Consolidated Statement of Earnings includes a charge of $268.5 million to reflect the decline. While the aforementioned charge to earnings was recorded in the fourth quarter of 1994; the charge to shareholders' equity, however, had been recorded in earlier 1994 reporting periods. Effective March 31, 1994, investments in securities with fixed maturities were classified as available-for-sale and carried at fair value with the net after-tax unrealized gain or loss reported as a component of shareholders' equity. Accordingly, at March 31, 1994, the carrying value of the USAir Preferred Shares was adjusted to reflect its then estimated fair value of $179.0 million. At September 30, 1994, the estimate was adjusted downward to $89.5 million which also represents the estimated fair value as of December 31, 1994.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)   FINANCE BUSINESSES

      Berkshire's finance businesses are comprised of commercial and consumer finance companies and an annuity business. Assets and liabilities of Berkshire's finance businesses are summarized below (in thousands):

                                                         Dec. 31,     Dec. 31,
                                                           1994         1993
                                                         --------     --------
      ASSETS
      Cash and cash equivalents . . . . . . . . . . .    $ 15,976     $ 37,063
      Installment loans receivable  . . . . . . . . .     157,985      163,827
      Fixed maturity investments(a) . . . . . . . . .     538,866      667,101
      Other . . . . . . . . . . . . . . . . . . . . .       4,255        4,410
                                                         --------     --------
                                                         $717,082     $872,401
                                                         ========     ========
      LIABILITIES
      8.125% Notes, payable in 1996 . . . . . . . . .    $120,000     $120,000
      Borrowings under investment agreements(b) . . .     369,964      551,909
      Annuity reserves  . . . . . . . . . . . . . . .      41,021        5,435
      Other . . . . . . . . . . . . . . . . . . . . .      31,458       52,022
                                                         --------     --------
                                                         $562,443     $729,366
                                                         ========     ========

   (a) At December 31, 1994 and 1993, mortgage-backed securities of $396,033 and $534,352 respectively were included in this caption. Each of these securities has received the highest rating from at least two rating agencies. Estimated fair values and gross unrealized gains and losses as of December 31, 1994 and 1993, are as follows (in thousands):

                                           Gross          Gross       Estimated
                                        Unrealized     Unrealized       Fair
                     Amortized Cost        Gains         Losses         Value
                     --------------     ----------     ----------     ---------
         1994 . . .     $538,866          $  655       $(21,091)       $518,430
         1993 . . .      667,101           2,025         (1,660)        667,466

   (b) Borrowings under investment agreements are made pursuant to contracts with terms generally ranging from six months to thirty years calling for interest payable, normally semiannually, at fixed rates ranging from 2.5% to 7.3% per annum. Payments of amounts outstanding at December 31, 1994, are expected to be required no earlier than as follows (in thousands):

                               1995   . . . . . . . . . . . . . .$256,270
                               1996   . . . . . . . . . . . . . .  35,717
                               1997   . . . . . . . . . . . . . .   3,998
                               1998   . . . . . . . . . . . . . .     254
                               1999   . . . . . . . . . . . . . .   1,868
                               After 1999   . . . . . . . . . . .  71,857

         Income from finance businesses for each of the past three years is summarized below (in thousands):

                                                            1994         1993        1992
                                                          --------     -------     -------
      REVENUES
      Interest on loans . . . . . . . . . . . . . . . .   $37,407      $42,671     $51,564
      Interest and dividend income  . . . . . . . . . .    34,749       20,107      15,950
      Annuity premiums earned . . . . . . . . . . . . .    35,998        5,615       --
                                                          -------      -------     -------
                                                          108,154       68,393      67,514
                                                          -------      -------     -------
      COST AND EXPENSES
      Interest expense  . . . . . . . . . . . . . . . .    31,665       24,204      25,854
      Annuity benefits and underwriting expenses  . . .    37,664        5,724       --
      General and administrative expenses . . . . . . .    13,940       16,239      20,964
                                                          -------      -------     -------
                                                           83,269       46,167      46,818
                                                          -------      -------     -------
                                                          $24,885      $22,226*    $20,696*
                                                          =======      =======     =======

   * Until October 1993, a savings and loan business was also included in this group of businesses. Income from finance businesses includes earnings of $5,857 and $4,547 in 1993 and 1992 respectively from this business.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   OTHER ASSETS

           Other assets are summarized below (in thousands):

                                                                                  Dec. 31,       Dec. 31,
                                                                                   1994           1993
                                                                               ------------   ------------
              Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . .         $454,633      $  467,544
              Deferred charges re reinsurance assumed   . . . . . . . . .          440,664         466,013
              Other   . . . . . . . . . . . . . . . . . . . . . . . . . .           89,579          95,859
                                                                                  --------      ----------
                                                                                  $984,876      $1,029,416
                                                                                  ========      ==========

(9)   PROPERTY AND CASUALTY INSURANCE POLICYHOLDER LIABILITIES

      Property and casualty insurance policyholder liabilities are summarized below (in thousands):

                                                                                 Dec. 31,       Dec. 31,
                                                                                   1994          1993
                                                                              -------------  -------------
              Unpaid losses and loss adjustment expenses*   . . . . . . .       $3,430,028     $3,155,905
              Unearned premiums   . . . . . . . . . . . . . . . . . . . .          307,232        315,750
              Funds held under reinsurance assumed  . . . . . . . . . . .          307,287        215,773
              Other   . . . . . . . . . . . . . . . . . . . . . . . . . .          156,266        119,760
                                                                                ----------     ----------
                                                                                $4,200,813     $3,807,188
                                                                                ==========     ==========

   * Unpaid losses and loss adjustment expenses include liabilities established with respect to retroactive reinsurance contracts that provide for indemnification of insurance risk. These liabilities aggregated $1,295,991 and $1,181,235 at December 31, 1994 and 1993,
      respectively. Related deferred charges were established with respect to these contracts and are reported as other assets. Also included in unpaid losses and loss adjustment expenses are discounted structured settlement reinsurance liabilities, which totalled $231,255 and $254,325 at December 31, 1994 and 1993, respectively.

       Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries (in thousands):

                                                                   1994            1993            1992
                                                               ------------     -----------     -----------
        Unpaid losses and loss adjustment expenses:
         Balance at beginning of year   . . . . . . . . . . .    $3,155,905      $3,219,441      $2,978,837
         Less ceded liabilities and deferred charges  . . . .       597,860         655,309         652,041
                                                                 ----------      ----------      ----------
         Net balance  . . . . . . . . . . . . . . . . . . . .     2,558,045       2,564,132       2,326,796
                                                                 ----------      ----------      ----------
        Incurred losses recorded:
         Current accident year  . . . . . . . . . . . . . . .       505,058         439,404         658,484
         All prior accident years *   . . . . . . . . . . . .        60,199          11,255          29,141
                                                                 ----------     -----------     -----------
         Total incurred losses  . . . . . . . . . . . . . . .       565,257         450,659         687,625
                                                                 ----------     -----------     -----------
        Payments with respect to:
         Current accident year  . . . . . . . . . . . . . . .        50,859          47,029          53,845
         All prior accident years   . . . . . . . . . . . . .       216,346         409,717         422,905
                                                                 ----------     -----------     -----------
         Total payments   . . . . . . . . . . . . . . . . . .       267,205         456,746         476,750
                                                                 ----------     -----------     -----------
        Unpaid losses and loss adjustment expenses:
         Net balance at end of year   . . . . . . . . . . . .     2,856,097       2,558,045       2,537,671
         Plus ceded liabilities and deferred charges  . . . .       573,931         597,860         652,865
                                                                 ----------      ----------      ----------
        Balance at end of year  . . . . . . . . . . . . . . .    $3,430,028      $3,155,905      $3,190,536**
                                                                 ==========      ==========      ==========

 * Incurred losses "all prior years" reflects the amount of estimation error charged or credited to earnings in each year. In addition, this amount includes amortization of deferred charges re reinsurance assumed and accretion of discounted structured settlement liabilities.

** Excludes unpaid liabilities of Central States Indemnity Company of Omaha -- acquired by the Company at the end of 1992.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)       INCOME TAXES

           The liability for income taxes as reflected in the accompanying Consolidated Balance Sheets represent estimates of liabilities as follows (in thousands):

                                               Dec. 31,       Dec. 31,
                                                 1994          1993
                                              ----------     ----------
              Payable currently   . . .       $   62,401     $  289,686
              Deferred    . . . . . . .        3,230,201      2,740,503
                                              ----------     ----------
                                              $3,292,602     $3,030,189
                                              ==========     ==========

      As discussed in Note 1(k), the Company adopted SFAS 109 as of January 1, 1993. The cumulative effect of adopting SFAS 109 on the Company's financial statements was to decrease 1993 net income by about $71 million. This amount is reflected in the 1993 Consolidated Statement of Earnings as the cumulative effect of change in accounting principle. It primarily represents the impact of adjusting deferred taxes related to unrealized appreciation of marketable equity securities which arose prior to 1987 to reflect the then current capital gain tax rate of 34% as opposed to the 28% rate which was in effect when the deferred taxes originated. The effect of the accounting change on 1993 earnings before income taxes and cumulative effect adjustment was not material. Prior year financial statements have not been restated.

      During 1993, the federal corporate income and capital gain tax rate was increased from 34% to 35% retroactive to January 1, 1993. Accordingly, as required under SFAS 109, the Company recorded a charge to 1993 earnings of approximately $75 million. Most of this charge relates to the impact of adjusting deferred taxes applicable to unrealized appreciation of marketable equity securities.

      The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in thousands):

                                       1994            1993*          1992
                                     --------        --------       --------
      Federal . . . . . . . .        $133,443        $320,419       $110,276
      State . . . . . . . . .          22,101          20,857         24,430
      Foreign . . . . . . . .           3,122           4,026          3,383
                                     --------        --------       --------
                                     $158,666        $345,302       $138,089
                                     ========        ========       ========
      Current . . . . . . . .        $188,482        $400,762       $183,248
      Deferred  . . . . . . .         (29,816)        (55,460)       (45,159)
                                     --------        --------       --------
                                     $158,666        $345,302       $138,089
                                     ========        ========       ========

   * Excludes the cumulative effect of change in accounting for income taxes ($70,984) and the effect of the change in federal income tax rate on deferred taxes applicable to unrealized appreciation of marketable equity securities ($75,348).

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993, are shown below (in thousands):

                                                         1994           1993
                                                      ----------     ----------
      Deferred tax liabilities:
         Relating to unrealized appreciation of
           marketable equity securities . . . . . .   $3,381,328     $2,848,681
         Other  . . . . . . . . . . . . . . . . . .       71,883         73,638
                                                      ----------     ----------
                                                       3,453,211      2,922,319
      Deferred tax assets . . . . . . . . . . . . .     (223,010)      (181,816)
                                                      ----------     ----------
      Net deferred tax liability  . . . . . . . . .   $3,230,201     $2,740,503
                                                      ==========     ==========

      Charges for income taxes are reconciled to hypothetical amounts computed at the federal statutory rate in the table shown below (in thousands):

                                                          1994           1993            1992
                                                        --------      ----------       --------
      Net earnings before income taxes  . . . . . . .   $662,197      $1,189,718       $550,617
                                                        ========      ==========       ========
      Hypothetical amounts applicable to above
         computed at the federal statutory rate . . .   $231,769      $  416,401       $187,210
      Decreases, resulting from:
         Tax-exempt interest income . . . . . . . . .    (14,548)        (15,020)       (14,727)
         Dividends received deduction . . . . . . . .    (81,235)        (68,333)       (62,085)
      State income taxes, less federal income
           tax benefit  . . . . . . . . . . . . . . .     14,366          13,557         16,128
      Net other differences . . . . . . . . . . . . .      8,314          (1,303)        11,563
                                                        --------      ----------       --------
      Total income taxes  . . . . . . . . . . . . . .   $158,666      $  345,302*      $138,089
                                                        ========      ==========       ========

   * Excludes the cumulative effect of change in accounting for income taxes and the effect of the change in federal income tax rate on deferred taxes applicable to unrealized appreciation of marketable equity securities.

                            BERKSHIRE HATHAWAY INC.
                               AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT

      Liabilities reflected for this balance sheet caption are as follows (in thousands):

                                                         Dec. 31,    Dec. 31,
                                                           1994        1993
                                                         --------    --------
 Borrowings under investment agreements  . . . . .       $754,079    $915,079
 Other debt  . . . . . . . . . . . . . . . . . . .         56,640      57,310
                                                         --------    --------
                                                         $810,719    $972,389
                                                         ========    ========

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

      Payments of amounts outstanding at December 31, 1994, are expected to be required no earlier than as follows (in thousands):

                  1995           1996           1997           1998          1999        After 1999
                --------       --------       --------       --------      --------      ----------
                 $36,148        $15,381        $20,090        $17,018       $44,054       $678,028

(12)  SHAREHOLDERS' EQUITY ACCOUNTS

      Changes in Shareholders' Equity accounts during the most recent three years were as follows (dollars in thousands except per share amounts):

                                                          Common       Capital
                                                       Stock of $5    in excess     Net Unrealized    Retained    Treasury
                                                        Par Value    of par value    Appreciation     Earnings     Stock
                                                       -----------   ------------   --------------   ----------   --------
Balance December 31, 1991 . . . . . . . . . . . . .      $6,876        $157,377       $3,962,989     $3,294,969   $42,293
Increase during 1992 in unrealized appreciation
   included in carrying value of marketable equity
   securities . . . . . . . . . . . . . . . . . . .                                    1,644,810
Change during 1992 in deemed applicable income
   taxes  . . . . . . . . . . . . . . . . . . . . .                                     (559,235)
Increase in minority shareholders' interest in
   unrealized appreciation  . . . . . . . . . . . .                                       (1,345)
Common stock (2,162 shares) issued upon conversion
   of Zero Coupon Convertible Subordinated Notes             11          24,887
Net earnings 1992 . . . . . . . . . . . . . . . . .                                                     407,285
                                                         ------        --------       ----------     ----------   -------
Balance December 31, 1992 . . . . . . . . . . . . .       6,887         182,264        5,047,219      3,702,254    42,293
Common stock (3,944 shares) issued upon conversion
   of Zero Coupon Convertible Subordinated Notes             20          45,457
Common stock (25,203 shares) issued in connection
   with acquisition of Dexter Shoe Companies  . . .                     428,353                                    (4,659)
Increase during 1993 in unrealized appreciation
   included in carrying value of marketable equity
   securities . . . . . . . . . . . . . . . . . . .                                      316,002
Change during 1993 in deemed applicable income
   taxes  . . . . . . . . . . . . . . . . . . . . .                                     (119,843)
Increase in minority shareholders' interest in
   unrealized appreciation  . . . . . . . . . . . .                                       (2,501)
Net earnings 1993 . . . . . . . . . . . . . . . . .                                                     688,121
Cumulative effect of adoption on December 31, 1993,
   of SFAS 115 (See note 1[k])  . . . . . . . . . .                                      171,775
                                                         ------        --------       ----------     ----------   -------
Balance December 31, 1993 . . . . . . . . . . . . .      $6,907        $656,074       $5,412,652     $4,390,375   $37,634
Increase during 1994 in unrealized appreciation
   included in carrying value of investments  . . .                                    1,481,162
Change during 1994 in deemed applicable income
   taxes  . . . . . . . . . . . . . . . . . . . . .                                     (519,514)
Increase in minority shareholders' interest in
   unrealized appreciation  . . . . . . . . . . . .                                       (9,938)
Net earnings 1994 . . . . . . . . . . . . . . . . .                                                     494,798
                                                         ------        --------       ----------     ----------   -------
Balance December 31, 1994 . . . . . . . . . . . . .      $6,907        $656,074       $6,364,362     $4,885,173   $37,634
                                                         ======        ========       ==========     ==========   =======

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  DIVIDEND RESTRICTIONS - INSURANCE SUBSIDIARIES

      Payments of dividends by Insurance Group members are restricted by insurance statutes and regulations. Without prior regulatory approval in 1995, Berkshire can receive up to approximately $488 million as dividends from insurance subsidiaries.

      Combined shareholders' equity of insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $13.4 billion at December 31, 1994. This amount exceeded by approximately $2.4 billion the corresponding amount determined on the basis of generally accepted accounting principles; the difference principally represents deferred income tax assets and liabilities and deferred charges re reinsurance assumed recognized for financial reporting purposes but not for statutory reporting purposes.

(14)  FAIR VALUES OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires certain fair value disclosures. Fair value disclosures are required for most investment securities as well as other contractual assets and liabilities. Certain financial instruments, including insurance contracts, were excluded from SFAS 107 disclosure requirements due to perceived difficulties in measuring fair value. Accordingly, an estimation of fair value was not made with respect to unpaid losses and loss adjustment expenses.

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

      The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values. The estimated fair values of the Company's other financial instruments as of December 31, 1994 and 1993, are as follows (in thousands):

                                                     Carrying Value                   Estimated Fair Value
                                                     --------------                   --------------------
                                                   1994              1993             1994              1993
                                              --------------    --------------   --------------    --------------
Investments in securities with fixed
   maturities . . . . . . . . . . . . . .        $ 1,820,733       $ 1,397,812      $ 1,820,733       $ 1,373,788
Investments in marketable equity securities       15,236,494        12,516,613       15,236,494        12,516,613
Investment in Salomon Inc . . . . . . . .          1,023,418           723,584          983,760           898,584
Assets of finance businesses  . . . . . .            717,082           872,401          702,858           891,505
Borrowings under investment agreements and
   other debt . . . . . . . . . . . . . .            810,719           972,389          768,595         1,048,623
Liabilities of finance businesses . . . .            562,443           729,366          546,667           735,521


(15)  SUPPLEMENTAL CASH FLOW INFORMATION

      A summary of supplemental cash flow information is presented in the following table (in thousands):

                                                                          1994            1993           1992
                                                                      ------------    ------------   ------------
Cash paid during the year for:
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . .          $ 411,092       $ 235,015      $ 121,027
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . .             90,596          70,629         95,730
Non-cash investing and financing activities:
   Liabilities assumed in connection with acquisition of businesses         --              26,093         45,735
   Common shares issued upon conversions of Zero Coupon
      Convertible Subordinated Notes  . . . . . . . . . . . . .             --              45,477         24,898
   Common shares issued in connection with acquisition of
      Dexter Shoe Companies . . . . . . . . . . . . . . . . . .             --             433,012           --

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)  QUARTERLY DATA

      A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in thousands, except per share amounts.

                                                                 1st          2nd         3rd         4th
          1994                                                  Quarter      Quarter     Quarter      Quarter
                                                                -------      -------     -------      -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .      $917,963      $868,360    $795,500   $1,265,644
                                                               --------      --------    --------   ----------
Earnings:
   Excluding realized investment gain   . . . . . . . . .      $ 82,312      $158,784    $110,466   $   82,097*
   Realized investment gain (loss)  . . . . . . . . . . .        50,578         5,863      (4,646)       9,344
                                                               --------     ---------    --------     --------
   Net earnings   . . . . . . . . . . . . . . . . . . . .      $132,890      $164,647    $105,820   $   91,441
                                                               ========      ========    ========   ==========
Earnings per share:
   Before realized investment gain  . . . . . . . . . . .       $ 69.89       $134.82     $ 93.79       $69.71*
   Realized investment gain (loss)  . . . . . . . . . . .         42.94          4.98       (3.94)        7.93
                                                                -------       -------     -------       ------
   Net earnings   . . . . . . . . . . . . . . . . . . . .       $112.83       $139.80     $ 89.85       $77.64
                                                                =======       =======     =======       ======

   * Includes a nonrecurring charge of $172,579 ($146.53/share) representing an other than temporary decline in value of investment in USAir Group, Inc. Preferred Stock. See note 6.

                                                                1st            2nd         3rd          4th
          1993                                                 Quarter        Quarter     Quarter      Quarter
                                                               -------        -------     -------      -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .     $725,827       $703,698    $744,127   $1,425,612
                                                              --------       --------    --------   ----------
Earnings:
   Excluding realized investment gain and
     cumulative effect of accounting change   . . . . . .     $ 84,105       $103,836    $ 12,389*   $ 202,073
   Realized investment gain   . . . . . . . . . . . . . .       16,630          8,127      10,405       321,540**
   Cumulative effect of change in accounting
     for income taxes   . . . . . . . . . . . . . . . . .      (70,984)        --          --            --
                                                              ---------    ----------  ----------   -----------
   Net earnings   . . . . . . . . . . . . . . . . . . . .     $ 29,751       $111,963    $ 22,794   $  523,613
                                                              ========       ========    ========   ==========
Earnings per share:
   Before realized investment gain and
     cumulative effect of accounting change   . . . . . .      $72.97         $90.09       $10.75*     $173.10
   Realized investment gain   . . . . . . . . . . . . . .       14.43           7.05         9.03        275.45**
   Cumulative effect of change in accounting
     for income taxes   . . . . . . . . . . . . . . . . .      (61.59)         --           --           --
                                                               ------        -------      -------     --------
   Net earnings   . . . . . . . . . . . . . . . . . . . .      $25.81         $97.14       $19.78      $448.55
                                                               ======         ======       ======      =======

    * Includes a nonrecurring charge of $75,348 ($65.38/share) representing the effect of the change in federal income tax rates on deferred taxes applicable to unrealized appreciation. See note 10.

   ** Includes $297,375 ($254.75/share), net of taxes, related to sale of 10,000,000 shares of Capital Cities/ABC, Inc. common stock. See note 4.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  BUSINESS SEGMENT DATA

      Berkshire identified eight business segments for purposes of 1994 reporting pursuant to Statement of Financial Accounting Standards No. 14.
These include the property and casualty insurance and reinsurance business (The Insurance Segment) plus seven separately conducted non-insurance businesses as follows:

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

   Fechheimer Bros. Co.            Uniforms                       Manufacture and distribution at wholesale and retail
     Cincinnati, OH

      The business segments identified above were responsible in 1994 for 83% of Berkshire's consolidated revenues. Other businesses activities that contributed for 1994, in the aggregate, 16% of Berkshire's consolidated revenues, were as follows:

   Business identity               Product/Service/Activity
   ------------------              ------------------------
   Adalet                          Conduit fittings, explosion proof junction boxes, couplings and terminations
   BHR                             Real estate management
   Berkshire Hathaway
     Credit Corporation            Commercial financing
   Berkshire Hathaway Life
     Insurance Co.                 Annuities
   Blue Chip Stamps                Marketing motivational services
   Borsheim's                      Retailing fine jewelry
   Campbell Hausfeld               Air compressors, air tools, painting systems and pressure washers
   Carefree                        Sun and shade control products and accessories for RVs
   France                          Appliance controls, ignition and sign transformers
   Halex                           Zinc die cast electrical fittings
   K&W Products                    Automotive compounds
   Meriam                          Pressure and flow measurement devices
   Northland                       Fractional horsepower motors
   Powerwinch                      Boat winches, windlasses and hoists
   Precision                       Steel service center
   Quikut                          Cutlery
   ScottCare                       Cardiopulmonary rehabilitation and monitoring equipment
   Scott Fetzer Financial Group    Commercial and consumer finance companies
   Scot Labs                       Cleaning and maintenance chemicals
   Stahl                           Custom steel service bodies and tool boxes for trucks
   Wayne                           Furnace burners; sump, utility and sewage pumps
   Wesco Financial                 Real estate management
   Western Enterprises             Compressed gas fittings and regulators
   Western Plastics                Molded plastic components

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) BUSINESS SEGMENT DATA (Continued)

      A disaggregation of Berkshire's consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in thousands.

                                                        REVENUES                  OPERATING PROFIT BEFORE TAXES
                                               1994        1993        1992        1994        1993        1992
                                            ----------  ----------  ----------  ---------   ----------   --------
   Identified Segments:
      Insurance . . . . . . . . . . . . . . $1,436,966  $1,591,226  $1,078,419  $ 639,218   $  961,397   $298,715
      Non-insurance businesses  . . . . . .  1,771,870   1,440,120   1,283,240    275,399      224,795    209,871
                                            ----------  ----------  ----------  ---------   ----------   --------
                                             3,208,836   3,031,346   2,361,659    914,617    1,186,192    508,586
   Other than identified segments . . . . .    638,631     567,918     615,598   (192,309)**    60,071    140,674
   Interest expense * . . . . . . . . . . .                                       (60,111)     (56,545)   (98,643)
                                            ----------  ----------  ----------  ---------   ----------   --------
      Aggregate consolidated total  . . . . $3,847,467  $3,599,264  $2,977,257  $ 662,197   $1,189,718   $550,617
                                            ==========  ==========  ==========  =========   ==========   ========

   * Amounts of interest expense represent those for borrowings under investment agreements and other debt exclusive of that of finance businesses.

  ** Includes pre-tax charge of $268,500 representing an other than temporary decline in value of investment in USAir Group, Inc. Preferred Stock.

   INSURANCE SEGMENT
   -----------------                                      REVENUES                OPERATING PROFIT BEFORE TAXES
                                                1994        1993       1992         1994      1993      1992
                                             ----------  ----------  ----------   --------  --------  ----------
   Premiums earned: *
      Primary or direct . . . . . . . . . .  $  281,074  $  249,585  $  179,441
      Reinsurance assumed . . . . . . . . .     688,537     442,425     530,525
      Reinsurance ceded . . . . . . . . . .     (46,431)    (41,284)    (45,673)
                                             ----------  ----------   ---------
                                                923,180     650,726     664,293
   Underwriting . . . . . . . . . . . . . .                                       $129,010  $ 30,070  $(108,961)
   Investment income  . . . . . . . . . . .     421,753     384,632     361,517    418,175   375,459    355,067
   Realized investment gain . . . . . . . .      92,033     555,868      52,609     92,033   555,868     52,609
                                             ----------  ----------  ----------   --------  --------  ---------
                                             $1,436,966  $1,591,226  $1,078,419   $639,218  $961,397  $ 298,715
                                             ==========  ==========  ==========   ========  ========  =========

   *  Premiums written were as follows:
                                              1994       1993       1992
                                            ---------  ---------  --------
      Primary or direct . . . . . . . . . .  $271,151  $247,173   $153,177
      Reinsurance assumed . . . . . . . . .   689,932   528,768    626,159
      Reinsurance ceded . . . . . . . . . .   (45,562)  (38,854)   (39,769)
                                             --------  --------   --------
                                             $915,521  $737,087   $739,567
                                             ========  ========   ========

   NON-INSURANCE BUSINESS SEGMENTS
   -------------------------------                       REVENUES                  OPERATING PROFIT BEFORE TAXES
                                               1994        1993        1992         1994       1993       1992
                                            ----------  ----------  ----------    --------   --------   --------
   Candy  . . . . . . . . . . . . . . . . . $  216,060  $  200,979  $  197,017    $ 46,564   $ 40,270   $ 41,382
   Encyclopedias, other reference material     191,297     198,807     246,107      24,375     19,375     28,228
   Home cleaning systems  . . . . . . . . .    207,567     193,891     190,072      43,938     40,944     37,744
   Home furnishings . . . . . . . . . . . .    245,395     208,598     185,596      16,902     21,094     16,665
   Newspaper  . . . . . . . . . . . . . . .    150,915     145,470     139,764      53,666     50,390     47,291
   Shoes  . . . . . . . . . . . . . . . . .    609,398     370,211     214,873      76,416     40,003     25,586
   Uniforms . . . . . . . . . . . . . . . .    151,238     122,164     109,811      13,538     12,719     12,975
                                            ----------  ----------  ----------    --------  ---------  ---------
                                            $1,771,870  $1,440,120  $1,283,240    $275,399   $224,795   $209,871
                                            ==========  ==========  ==========    ========   ========   ========

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  BUSINESS SEGMENT DATA (Continued)

   OTHER THAN IDENTIFIED SEGMENTS                       REVENUES               OPERATING PROFIT BEFORE TAXES
   ------------------------------
                                                1994      1993       1992           1994      1993       1992
                                             --------- ---------  ---------      --------- ---------  ---------
   Other businesses . . . . . . . . . . . .  $607,350  $550,754    $517,259     $ 59,209   $ 55,185   $ 54,321
   Not identified with specific businesses:
      Interest and dividend income  . . . .    31,982    26,608      61,011       31,982     26,608     61,011
      Realized investment gain (loss) . . .      (701)   (9,444)     37,328         (701)    (9,444)    37,328
      All other except interest expense . .                                     (282,799)*  (12,278)   (11,986)
                                             -------- ---------   ---------    ---------   --------   --------
                                             $638,631  $567,918    $615,598    $(192,309)  $ 60,071   $140,674
                                             ========  ========    ========    =========   ========   ========

   * Includes pre-tax charge of $268,500 representing an other than temporary decline in value of investment in USAir Group, Inc. Preferred Stock.

                                                                                        DEPREC. & AMORT.
                                                     CAPITAL EXPENDITURES *            OF TANGIBLE ASSETS
                                                1994      1993       1992           1994      1993       1992
                                              --------  --------   --------       --------  --------   --------
   Insurance  . . . . . . . . . . . . . . .   $    935   $ 1,207    $ 1,071       $    908   $   812    $   840
   Candy  . . . . . . . . . . . . . . . . .      4,111     4,287      4,167          4,095     4,116      4,061
   Encyclopedias, other reference material         130       736        184          1,366     1,449      1,379
   Home cleaning systems  . . . . . . . . .        959     1,470        769          4,208     5,259      4,942
   Home furnishings . . . . . . . . . . . .     22,633     5,254      8,528          6,226     2,663      2,210
   Newspaper  . . . . . . . . . . . . . . .      5,156     3,602      3,370          2,181     1,855      2,373
   Shoes  . . . . . . . . . . . . . . . . .     17,912     4,407      2,171         10,218     5,201      3,027
   Uniforms . . . . . . . . . . . . . . . .      4,594     1,041      2,660          2,491     1,836      1,833
   Other  . . . . . . . . . . . . . . . . .     10,698    12,962      8,881         17,943    17,321     14,692
                                               -------   -------    -------        -------   -------    -------
                                               $67,128   $34,966    $31,801        $49,636   $40,512    $35,357
                                               =======   =======    =======        =======   =======    =======

   *  Expenditures which were part of business acquisitions are excluded.

                                                                       IDENTIFIABLE ASSETS
                                                                           AT YEAR END

                                                               1994            1993            1992
                                                           ------------    ------------    ------------
   Insurance  . . . . . . . . . . . . . . . . . . . . . . . $18,494,195     $16,126,933     $14,788,237
   Candy  . . . . . . . . . . . . . . . . . . . . . . . . .      69,442          70,201          65,880
   Encyclopedias, other reference material  . . . . . . . .      75,856          74,676          83,778
   Home cleaning systems  . . . . . . . . . . . . . . . . .      42,114          48,703          50,692
   Home furnishings . . . . . . . . . . . . . . . . . . . .     128,389         101,147          88,331
   Newspaper  . . . . . . . . . . . . . . . . . . . . . . .      48,443          45,402          43,751
   Shoes  . . . . . . . . . . . . . . . . . . . . . . . . .     672,704         641,548         208,218
   Uniforms . . . . . . . . . . . . . . . . . . . . . . . .      94,904          87,546          85,392
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .   1,712,135       2,324,313       1,717,719
                                                             ----------     -----------     -----------
                                                            $21,338,182     $19,520,469     $17,131,998
                                                            ===========     ===========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None
                                    Part III

   Except for the information set forth under the caption "Executive Officers of the Registrant" in Part I hereof, information required by this Part (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 1, 1995, which meeting will involve the election of directors.

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)   1.    Financial Statements
            The following consolidated financial statements, as well as the Independent Auditors' Report, are included in Part II Item 8 of this report:

                                                                            PAGE
                                                                            ----
              Independent Auditors' Report                                   18

              Consolidated Balance Sheets at December 31, 1994 and 1993      19

              Consolidated Statements of Earnings for the years ended
                1994, 1993 and 1992                                          20

              Consolidated Statements of Cash Flows for the years ended
                1994, 1993 and 1992                                          21

              Notes to Consolidated Financial Statements                     22

(a)   2.    Financial Statement Schedule                                    PAGE
            ----------------------------                                    ----
              Independent Auditors' Report on Schedule                       38

              Schedule I -- Parent Company                                   39
                Condensed Balance Sheets as of December 31, 1994
                and 1993 and Condensed Statements of Earnings and
                Cash Flows for the years ended 1994, 1993, and 1992.

              Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(a)   3.    Exhibits
            --------
              See the "Exhibit Index" at page 41.

(b)         Reports on Form 8-K
            -------------------
              None

                                   SIGNATURES




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BERKSHIRE HATHAWAY INC.


Date:  March 30, 1995                          /s/  Marc D. Hamburg
       --------------                          ----------------------------
                                                    Marc D. Hamburg
                                               Vice President and Treasurer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/   Warren E. Buffett             Chairman of the Board        March 30, 1995
---------------------------         of Directors - Chief         --------------
   Warren E. Buffett                Executive Officer                 Date




/s/  Charles T. Munger              Vice Chairman of the         March 30, 1995
--------------------------          Board of Directors           --------------
  Charles T. Munger                                                   Date



/s/  Malcolm G. Chace, III          Director                     March 30, 1995
---------------------------                                      --------------
  Malcolm G. Chace, III                                               Date



/s/  Walter Scott, Jr.              Director                     March 30, 1995
-----------------------------                                    --------------
  Walter Scott, Jr.                                                   Date



/s/  Marc D. Hamburg                Vice President -             March 30, 1995
--------------------------          Principal Financial          --------------
   Marc D. Hamburg                  Officer                           Date




/s/  Daniel J. Jaksich              Controller                   March 30, 1995
-------------------------                                        --------------
   Daniel J. Jaksich                                                   Date

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES




To the Board of Directors and Shareholders
Berkshire Hathaway Inc.




     We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated March 9, 1995; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Berkshire Hathaway Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Our report referred to above includes an explanatory paragraph regarding changes in accounting methods as described in Note 1 to the consolidated financial statements.





DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 9, 1995

                            BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                        Condensed Financial Information
                             (Dollars in thousands)

                                   Schedule I

     This Schedule includes the accounts of the Buffalo News Division, an autonomous division of Registrant. Its business is the publishing of a daily and Sunday newspaper in Buffalo, New York.


                                 BALANCE SHEETS

                                                                                         December 31,
                                                                                      1994            1993
                                                                                  ------------    ------------
Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .     $    108,072    $    359,938
    Investments in consolidated subsidiaries  . . . . . . . . . . . . . . . .       12,242,142      11,074,971
    Investments - other than consolidated subsidiaries  . . . . . . . . . . .          284,965         144,102
    Other assets (includes identifiable assets of the
        Buffalo News Division of $48,443 and $45,402 at
        December 31, 1994 and 1993 respectively)  . . . . . . . . . . . . . .           59,455          52,735
                                                                                 -------------    ------------
                                                                                   $12,694,634     $11,631,746
                                                                                   ===========     ===========
Liabilities and Shareholders' Equity:
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . .     $     25,914    $     28,905
    Borrowings under investment agreements and other debt   . . . . . . . . .          764,079         925,079
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           29,759         249,388
                                                                                 -------------    ------------
                                                                                       819,752       1,203,372
    Shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .       11,874,882      10,428,374
                                                                                   -----------     -----------
                                                                                   $12,694,634     $11,631,746
                                                                                   ===========     ===========

                             STATEMENTS OF EARNINGS

Income items:                                                               1994         1993          1992
                                                                         ----------   ----------    ----------
    From consolidated subsidiaries:
        Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   4,560   $     735      $     499
        Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .     219,773     169,664        313,398
        Undistributed earnings  . . . . . . . . . . . . . . . . . . . .     270,359     529,016         79,926
                                                                           --------    --------       --------
                                                                            494,692     699,415        393,823
    Interest and dividends - other investments  . . . . . . . . . . . .      16,805      14,832         48,907
    Realized investment gain (loss)   . . . . . . . . . . . . . . . . .       (773)      (9,446)        37,328
    Revenues of Buffalo News Division   . . . . . . . . . . . . . . . .     150,916     145,470        139,764
                                                                           --------    --------       --------
                                                                            661,640     850,271        619,822
                                                                           --------    --------       --------
Cost and expense items:
    Costs and expenses of Buffalo News Division   . . . . . . . . . . .      97,250      95,080         92,473
    General and administrative  . . . . . . . . . . . . . . . . . . . .       6,595       6,048          5,530
    Interest and finance charges  . . . . . . . . . . . . . . . . . . .      54,851      50,611         90,613
    Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .       8,146      10,411         23,921
                                                                          ---------   ---------      ---------
                                                                            166,842     162,150        212,537
                                                                           --------    --------       --------
        Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .    $494,798    $688,121       $407,285
                                                                           ========    ========       ========


         See Note to Condensed Financial Information on following page.

                            BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                        Condensed Financial Information
                             (Dollars in thousands)
                             Schedule I (continued)

See headnote on preceding page.

                            STATEMENTS OF CASH FLOWS

                                                                       1994            1993            1992
                                                                    ----------      ----------      ----------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . .      $494,798        $688,121        $407,285
   Adjustments to reconcile net income to
    cash flows from operating activities:
      Undistributed current earnings of subsidiaries  . . . . .      (270,359)       (529,016)        (79,926)
      Realized investment (gain) loss   . . . . . . . . . . . .           773           9,446         (37,328)
      Increase (decrease) in income taxes payable   . . . . . .      (216,972)        187,587          57,896
      Other   . . . . . . . . . . . . . . . . . . . . . . . . .       (60,360)           (735)         45,856
                                                                    ---------       ---------        --------
   Net cash flows from operating activities   . . . . . . . . .       (52,120)        355,403         393,783
                                                                    ---------        --------        --------

Cash flows from investing activities:
   Investments in and advances to consolidated
      subsidiaries  . . . . . . . . . . . . . . . . . . . . . .        207,421       (298,575)       (197,212)
   Purchases of investments   . . . . . . . . . . . . . . . . .      (302,910)       (162,789)        (39,146)
   Proceeds on sales of investments   . . . . . . . . . . . . .        56,743           2,757         160,264
                                                                    ---------       ---------        --------
   Net cash flows from investing activities   . . . . . . . . .       (38,746)       (458,607)        (76,094)
                                                                    ---------        --------        --------

Cash flows from financing activities:
   Proceeds from borrowings   . . . . . . . . . . . . . . . . .     1,221,108       1,259,798         952,901
   Repayment of borrowings  . . . . . . . . . . . . . . . . . .    (1,382,108)     (1,391,911)       (879,109)
                                                                   ----------      ----------        --------
   Net cash flows from financing activities   . . . . . . . . .      (161,000)       (132,113)         73,792
                                                                   ----------      ----------        --------

Increase (decrease) in cash and cash equivalents  . . . . . . .      (251,866)       (235,317)        391,481
Cash and cash equivalents at beginning of year  . . . . . . . .       359,938         595,255         203,774
                                                                    ---------       ---------        --------
Cash and cash equivalents at end of year  . . . . . . . . . . .     $ 108,072      $  359,938        $595,255
                                                                    =========      ==========        ========
Other cash flow information:
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . .       386,768         212,313         105,592
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . .        54,998          47,007          63,659

                    NOTE TO CONDENSED FINANCIAL INFORMATION

   Principal repayments of the Registrant's borrowings under investment agreements and other debt outstanding at December 31, 1994 are expected to be required no earlier than as follows:

                          1995  . . . . . . . . . . . . . . . . . . . . . . .   $30,443
                          1996  . . . . . . . . . . . . . . . . . . . . . . .    14,671
                          1997  . . . . . . . . . . . . . . . . . . . . . . .    19,325
                          1998  . . . . . . . . . . . . . . . . . . . . . . .    15,296
                          1999  . . . . . . . . . . . . . . . . . . . . . . .    13,348
                          After 1999  . . . . . . . . . . . . . . . . . . . .   670,996

      For additional information regarding Registrant's borrowings under investment agreements and other debt, see Note 11 to the Consolidated Financial Statements on page 30.

                                 EXHIBIT INDEX

Exhibit No.
-----------
     3             Articles of Incorporation
                        Incorporated by reference to Exhibit 3 to the
                        Registrant's 1993  Annual Report on Form 10-K.

    3.1            By-Laws
                        Incorporated by reference to Exhibit 3.1 to the Registrant's 1993 Annual Report on Form 10-K.

    4              Form of Indenture dated as of December 1, 1987 between
                   Berkshire Hathaway Inc. and The First National Bank of
                   Boston, as trustee, with respect to 9 3/4% Debentures due
                   January 15, 2018
                        Incorporated by reference to Exhibit 4 to Registration Statement No. 33-19000 filed on Form S-3.

                   OTHER INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM
                   DEBT OF REGISTRANT AND ITS SUBSIDIARIES ARE NOT BEING FILED
                   SINCE THE TOTAL AMOUNT OF SECURITIES AUTHORIZED BY ALL OTHER
                   SUCH INSTRUMENTS DOES NOT EXCEED 10% OF THE TOTAL ASSETS OF
                   THE REGISTRANT AND ITS SUBSIDIARIES ON A CONSOLIDATED BASIS
                   AS OF DECEMBER 31, 1994.  THE REGISTRANT HEREBY AGREES TO
                   FURNISH TO THE COMMISSION UPON REQUEST A COPY OF ANY SUCH
                   DEBT INSTRUMENT TO WHICH IT IS A PARTY.

    10.1           Agreement with Capital Cities Communications, Inc. dated
                   January 2, 1986
                        Incorporated by reference to Exhibit 10.1 to the Registrant's 1990 Annual Report on Form 10-K.

    10.15          Letter Agreement between Berkshire Hathaway Inc. and
                   Capital/ABC, Inc. dated October 29, 1993 relating to
                   Capital Cities/ABC, Inc.'s offer to purchase from its shareholders up to 2,000,000 shares of Common Stock
                        Incorporated by reference to Exhibit 10.15 to the Registrant's 1993 Annual Report on Form 10-K.

    10.2 Written Description of Agreement with Michael A. Goldberg re Annual Bonus Compensation dated March 25, 1991
                        Incorporated by reference to Exhibit 10.2 to the Registrant's 1990 Annual Report on Form 10-K.

    10.3           Letter Agreements between Berkshire Hathaway Inc. and Salomon
                   Inc dated September 27, 1987 and September 28, 1987 relating to the purchase by Registrant of an Issue of Series A
                   Cumulative Convertible Preferred Stock of Salomon Inc and
                   Certificate of Designation of said Preferred Stock
                        Incorporated by reference to Exhibit 10.3 to Registrant's 1992 Annual Report on Form 10-K.

    10.4           Letter Agreement dated September 1, 1986 between Berkshire
                   Hathaway Inc. and Trustee under indenture covering debt securities issued by Scott Fetzer Financial Group, Inc., formerly World Book Finance, Inc.
                        Incorporated by reference to Exhibit 10.4 to the Registrant's 1991 Annual Report on Form 10-K.

    10.5           Investment Agreement dated July 1, 1986, between Berkshire
                   Hathaway Inc. and Scott Fetzer Financial Group, Inc., formerly World Book Finance, Inc. and Amendment thereto dated August 31, 1986
                        Incorporated by reference to Exhibit 10.5 to the Registrant's 1991 Annual Report on Form 10-K.

    12 Statement of computation of ratio of earnings to fixed charges

    22             Subsidiaries of the Registrant

    23             Independent Auditors' Consent

    27             Financial Data Schedule