Form 10-Q
period 1995-03-31
BERKSHIRE HATHAWAY INC /DE/
filed 1995-05-15
CIK 109694

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_____________

Commission file number 1-10125


                            BERKSHIRE HATHAWAY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




              Delaware                                    04 2254452
    -------------------------------                  ---------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification number)




                   1440 Kiewit Plaza, Omaha, Nebraska      68131
                ---------------------------------------------------
                (Address of principal executive office)  (Zip Code)


                                 (402) 346-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    X
                                   ---     ----
                                   YES      NO

 Number of shares of common stock outstanding as of May 12, 1995.... 1,185,782

                                   FORM 10-Q


                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/95



                                                                         PAGE NO.
                                                                         --------
PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets --                 2
                    March 31, 1995 and December 31, 1994

                    Consolidated Statements of Earnings --                   3
                    First Quarter, 1995 and 1994

                    Condensed Consolidated Statements of Cash Flows --       4
                    First Quarter, 1995 and 1994

                    Notes to Interim Consolidated Financial Statements       5

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        8
                    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                 11

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 3/31/95

                          PART I FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                               March 31,            December 31,
                                                                                 1995                   1994
                                                                              -----------           ------------
                  ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         $   145,146           $   273,881
    Investments:
      Securities with fixed maturities  . . . . . . . . . . . . . . .           1,508,606             1,820,733
      Marketable equity securities  . . . . . . . . . . . . . . . . .          17,342,357            15,236,494
      Salomon Inc . . . . . . . . . . . . . . . . . . . . . . . . . .           1,026,042             1,023,418
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .             836,274               580,600
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .             453,832               425,431
    Properties and equipment  . . . . . . . . . . . . . . . . . . . .             270,734               275,667
    Assets of finance businesses  . . . . . . . . . . . . . . . . . .             727,939               717,082
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .             978,097               984,876
                                                                              -----------           -----------
                                                                              $23,289,027           $21,338,182
                                                                              ===========           ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

    Property and casualty insurance policyholder liabilities  . . . .         $ 4,649,445           $ 4,200,813
    Accounts payable, accruals and other liabilities  . . . . . . . .             327,379               397,384
    Income taxes, principally deferred  . . . . . . . . . . . . . . .           3,825,431             3,292,602
    Borrowings under investment agreements and other debt . . . . . .             768,074               810,719
    Liabilities of finance businesses . . . . . . . . . . . . . . . .             528,632               562,443
                                                                              -----------           -----------
                                                                               10,098,961             9,263,961
                                                                              -----------           -----------

    Minority shareholders' interests  . . . . . . . . . . . . . . . .             217,883               199,339
                                                                              -----------           -----------

    Shareholders' equity:
      Common stock - par value of 1,381,308 issued shares . . . . . .               6,907                 6,907
      Capital in excess of par value  . . . . . . . . . . . . . . . .             656,074               656,074
      Unrealized appreciation of investments, net . . . . . . . . . .           7,341,427             6,364,362
      Retained earnings . . . . . . . . . . . . . . . . . . . . . . .           5,005,409             4,885,173
                                                                              -----------           -----------
                                                                               13,009,817            11,912,516
      Less: Cost of 203,558 common shares in treasury . . . . . . . .              37,634                37,634
                                                                              -----------           -----------
            Total shareholders' equity  . . . . . . . . . . . . . . .          12,972,183            11,874,882
                                                                              -----------           -----------
                                                                              $23,289,027           $21,338,182
                                                                              ===========           ===========

    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 3/31/95

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)


                                                                                         First Quarter
                                                                                    --------------------------
                                                                                      1995              1994
                                                                                    --------          --------
    REVENUES:
      Sales and service revenues  . . . . . . . . . . . . . . . . . . . . .         $571,681          $554,848
      Insurance premiums earned . . . . . . . . . . . . . . . . . . . . . .          231,383           160,932
      Interest and dividend income  . . . . . . . . . . . . . . . . . . . .          102,060           102,074
      Income from investment in Salomon Inc . . . . . . . . . . . . . . . .           19,436            15,750
      Income from finance businesses  . . . . . . . . . . . . . . . . . . .            6,309             6,524
      Realized investment gain (loss) . . . . . . . . . . . . . . . . . . .           (7,319)           77,835
                                                                                    --------          --------
                                                                                     923,550           917,963
                                                                                    --------          --------
    COST AND EXPENSES:
      Cost of products and services sold  . . . . . . . . . . . . . . . . .          359,393           339,248
      Insurance losses and loss adjustment expenses . . . . . . . . . . . .          182,876           205,027
      Insurance underwriting expenses . . . . . . . . . . . . . . . . . . .           57,687            29,658
      Selling, general and administrative expenses  . . . . . . . . . . . .          154,938           152,244
      Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .           13,222            15,976
                                                                                    --------          --------
                                                                                     768,116           742,153
                                                                                    --------          --------

    EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST  . . . . . . . . . .          155,434           175,810
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,865            40,652
      Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .            3,333             2,268
                                                                                    --------          --------
    NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $120,236          $132,890
                                                                                    ========          ========


      Average shares outstanding  . . . . . . . . . . . . . . . . . . . . .        1,177,750         1,177,750

    NET EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . .           $102              $113
                                                                                      ====              ====





    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/95

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                     First Quarter
                                                                            ------------------------------
                                                                                 1995              1994
                                                                            -----------        -----------
Net cash flows from operating activities   . . . . . . . . . . . . . .      $   314,814        $     5,000
                                                                            -----------        -----------
  Cash flows from investing activities:
    Purchases of investments . . . . . . . . . . . . . . . . . . . . .       (1,031,728)        (1,082,945)
    Proceeds on sales and maturities of investments  . . . . . . . . .          703,244            621,088
    Loans and investments originated in finance businesses   . . . . .          (94,181)           (84,761)
    Principal collections on loans and investments originated
      in finance businesses  . . . . . . . . . . . . . . . . . . . . .           77,059             94,377
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (723)              (608)
                                                                            -----------        -----------
Net cash flows from investing activities   . . . . . . . . . . . . . .         (346,329)          (452,849)
                                                                            -----------        -----------
  Cash flows from financing activities:
    Proceeds from borrowings of finance businesses   . . . . . . . . .           25,083             74,088
    Proceeds from other borrowings   . . . . . . . . . . . . . . . . .          261,297            352,016
    Repayments of borrowings of finance businesses   . . . . . . . . .          (72,155)           (93,750)
    Repayments of other borrowings   . . . . . . . . . . . . . . . . .         (303,588)          (420,304)
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (506)              (296)
                                                                            -----------        -----------
Net cash flows from financing activities   . . . . . . . . . . . . . .          (89,869)           (88,246)
                                                                            -----------        -----------
Decrease in cash and cash equivalents  . . . . . . . . . . . . . . . .         (121,384)          (536,095)
Cash and cash equivalents at beginning of year*  . . . . . . . . . . .          289,857          1,854,621
                                                                            -----------        -----------
Cash and cash equivalents at end of first quarter*   . . . . . . . . .      $   168,473        $ 1,318,526
                                                                            ===========        ===========

Supplemental cash flow information:
  Cash paid during the period for:
    Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .      $    35,352        $   249,482
    Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,718             22,813

*Cash and cash equivalents are comprised of the following:
  Beginning of year --
    Finance businesses   . . . . . . . . . . . . . . . . . . . . . . .      $    15,976        $    37,063
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          273,881          1,817,558
                                                                            -----------        -----------
                                                                            $   289,857        $ 1,854,621
                                                                            ===========        ===========
  End of first quarter --
    Finance businesses   . . . . . . . . . . . . . . . . . . . . . . .      $    23,327        $    34,558
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          145,146          1,283,968
                                                                            -----------        -----------
                                                                            $   168,473        $ 1,318,526
                                                                            ===========        ===========





    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/95

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


NOTE 2.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

         Data with respect to investments in securities with fixed maturities (other than Salomon Inc Cumulative Convertible Preferred Stock and securities with fixed maturities held by finance businesses -- See Notes 3 and 8) are shown in the tabulation below.

                                                                             (000s omitted)
                                                                       March 31,      December 31,
                                                                         1995             1994
                                                                      ----------      ------------
    Amortized cost  . . . . . . . . . . . . . . . . . . . . .         $1,439,764       $1,805,515
    Gross unrealized gains  . . . . . . . . . . . . . . . . .             76,049           39,766
    Gross unrealized losses . . . . . . . . . . . . . . . . .             (7,207)         (24,548)
                                                                      ----------       ----------
    Estimated fair value  . . . . . . . . . . . . . . . . . .         $1,508,606       $1,820,733
                                                                      ==========       ==========

NOTE 3.  INVESTMENT IN SALOMON INC

        The Company's investment in Salomon Inc consists of the following:

                                                                                     (000s omitted)
                                                                March 31, 1995                         December 31, 1994
                                                     ------------------------------------     ------------------------------------
                                                                 Fair Market   Carrying                   Fair Market   Carrying
                                                        Cost        Value        Value          Cost         Value        Value
                                                     ----------    --------    ----------     ----------    --------    ----------
Cumulative Convertible Preferred Stock . . .         $  700,000    $735,000    $  735,000     $  700,000    $735,000    $  735,000
Common Stock . . . . . . . . . . . . . . . .            324,445     224,713       291,042        324,445     248,760       288,418
                                                     ----------    --------    ----------     ----------    --------    ----------
                                                     $1,024,445    $959,713    $1,026,042     $1,024,445    $983,760    $1,023,418
                                                     ==========    ========    ==========     ==========    ========    ==========

    Berkshire subsidiaries possess slightly in excess of 20% of the total voting rights in Salomon Inc. Effective April 1, 1994, the Company adopted the equity method of accounting with respect to its investment in Salomon Inc common stock. The provisions of Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" require that the equity method be applied only to investments in common stock. Accordingly, the Cumulative Convertible Preferred Stock is carried at fair value.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.               Q/E 3/31/95

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

    Data with respect to investments in marketable equity securities are shown in the tabulation below.

                                                                                            (000s omitted)
                                                                                     March 31,      December 31,
                                                                                       1995             1994
                                                                                   ------------     ------------
    Total cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 6,214,369      $ 5,583,111
    Gross unrealized gains  . . . . . . . . . . . . . . . . . . . . . . . . .        11,169,591        9,789,589
    Gross unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . .           (41,603)        (136,206)
                                                                                    -----------      -----------
    Total approximate market value  . . . . . . . . . . . . . . . . . . . . .       $17,342,357      $15,236,494
                                                                                    ===========      ===========
    Carrying value:
      American Express Company  . . . . . . . . . . . . . . . . . . . . . . .       $ 1,691,437      $   818,918
      Capital Cities/ABC, Inc.  . . . . . . . . . . . . . . . . . . . . . . .         1,770,000        1,705,000
      The Coca-Cola Company . . . . . . . . . . . . . . . . . . . . . . . . .         5,637,500        5,150,000
      GEICO Corporation . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,725,344        1,678,250
      The Gillette Company  . . . . . . . . . . . . . . . . . . . . . . . . .         1,959,000        1,797,000
      Wells Fargo & Company . . . . . . . . . . . . . . . . . . . . . . . . .         1,061,977          984,727
      All others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,497,099        3,102,599
                                                                                    -----------      -----------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $17,342,357      $15,236,494
                                                                                    ===========      ===========


NOTE 5.  OTHER ASSETS

    Other assets are summarized below:

                                                                                             (000s omitted)
                                                                                       March 31,      December 31,
                                                                                         1995             1994
                                                                                       ---------      -----------
    Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $451,432         $454,633
    Deferred charges re reinsurance assumed . . . . . . . . . . . . . . . . .           427,920          440,664
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            98,745           89,579
                                                                                       --------         --------
                                                                                       $978,097         $984,876
                                                                                       ========         ========

NOTE 6.  PROPERTY AND CASUALTY INSURANCE POLICYHOLDER LIABILITIES

    Property and casualty insurance policyholder liabilities are summarized below:

                                                                                           (000s omitted)
                                                                                      March 31,      December 31,
                                                                                        1995             1994
                                                                                     ----------      ------------
    Unpaid losses and loss adjustment expenses  . . . . . . . . . . . . . . .        $3,560,384       $3,430,028
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . .           614,889          307,232
    Funds held under reinsurance assumed  . . . . . . . . . . . . . . . . . .           346,326          307,287
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           127,846          156,266
                                                                                     ----------       ----------
                                                                                     $4,649,445       $4,200,813
                                                                                     ==========       ==========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 3/31/95

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  DEFERRED INCOME TAX LIABILITY

         The tax effects of significant items comprising the Company's net deferred tax liability as of March 31, 1995 and December 31, 1994 are as follows:

                                                                                            (000s omitted)
                                                                                      March 31,       December 31,
                                                                                        1995             1994
                                                                                      ----------      ------------
     Deferred tax liabilities:
         Relating to unrealized appreciation of investments . . . . . . . . . .       $3,916,855       $3,381,328
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           67,950           71,883
                                                                                      ----------       ----------
                                                                                       3,984,805        3,453,211
     Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (251,097)        (223,010)
                                                                                      ----------       ----------
         Net deferred tax liability . . . . . . . . . . . . . . . . . . . . . .       $3,733,708       $3,230,201
                                                                                      ==========       ==========

NOTE 8.  FINANCE BUSINESSES

         Assets and liabilities of Berkshire's finance businesses are summarized below.

                                                                                           (000s omitted)
                                                                                     March 31,        December 31,
                                                                                       1995              1994
                                                                                     ---------       ------------
     Assets
     ------
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .       $ 23,327          $ 15,976
     Installment loans receivable . . . . . . . . . . . . . . . . . . . . . . .        150,651           157,985
     Fixed maturity investments . . . . . . . . . . . . . . . . . . . . . . . .        549,872           538,866
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,089             4,255
                                                                                      --------          --------
                                                                                      $727,939          $717,082
                                                                                      ========          ========
     Liabilities
     ----------
     8.125% Notes, payable in 1996. . . . . . . . . . . . . . . . . . . . . . .       $120,000          $120,000
     Borrowings under investment agreements . . . . . . . . . . . . . . . . . .        322,893           369,964
     Annuity reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         55,253            41,021
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,486            31,458
                                                                                      --------          --------
                                                                                      $528,632          $562,443
                                                                                      ========          ========

NOTE 9.  UNREALIZED APPRECIATION OF INVESTMENTS

    Changes in "Unrealized appreciation of investments, net", the balance of which is carried in shareholders' equity, were as follows during the first quarter of 1995 and 1994:


                                                                                            (000s omitted)
                                                                                             First Quarter
                                                                                      ---------------------------
                                                                                         1995             1994
                                                                                      ----------       ----------
     Increase (decrease) in unrealized appreciation . . . . . . . . . . . . . .       $1,528,229       $ (172,924)
     (Increase) decrease in deemed applicable income taxes  . . . . . . . . . .         (535,527)          59,734
     (Increase) in minority
       shareholders' interest . . . . . . . . . . . . . . . . . . . . . . . . .          (15,637)          (2,780)
                                                                                      ----------       ----------
       Net increase (decrease)  . . . . . . . . . . . . . . . . . . . . . . . .          977,065         (115,970)
     Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . .        6,364,362        5,412,652
                                                                                      ----------       ----------
     Balance at end of first quarter  . . . . . . . . . . . . . . . . . . . . .       $7,341,427       $5,296,682
                                                                                      ==========       ==========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.            Q/E 3/31/95

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net earnings for the first quarter of the current and prior year are disaggregated in the following table. Amounts are in thousands and each figure is income tax effected.

                                                           First Quarter
                                                       --------------------
                                                         1995        1994
                                                       --------    --------
Insurance, except realized investment gain/loss. . .   $ 87,866    $ 43,576
Manufacturing, merchandising and services. . . . . .     39,233      45,622
Unallocated income/expense, net. . . . . . . . . . .      6,006       3,476
Interest expense * . . . . . . . . . . . . . . . . .     (8,121)    (10,362)
                                                       --------    --------
         Earnings before realized
             investment gain/loss. . . . . . . . . .    124,984      82,312
Realized investment gain (loss). . . . . . . . . . .     (4,748)     50,578
                                                       --------    --------
         Net earnings                                  $120,236    $132,890
                                                       =========   ========

* For purposes of the above table, interest expense of finance businesses is netted against the directly related service activity revenues.

    INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain/loss, are aggregated in the following table. Dollar amounts are in thousands.

                                                                                            First Quarter
                                                                                       -----------------------
                                                                                         1995           1994
                                                                                       --------       --------
Premiums earned from:
    Primary or direct insurance . . . . . . . . . . . . . . . . . . . . . . . .        $ 58,341       $ 51,095
    Reinsurance assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .         173,042        109,837
                                                                                       --------       --------
                                                                                       $231,383       $160,932
                                                                                       ========       ========

Underwriting gain (loss) attributable to:
    Primary or direct insurance . . . . . . . . . . . . . . . . . . . . . . . .        $  2,123       $ (7,198)
    Reinsurance assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (11,531)       (66,784)
                                                                                       --------       --------
      Total underwriting loss . . . . . . . . . . . . . . . . . . . . . . . . .          (9,408)       (73,982)
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         111,378        107,681
                                                                                       --------       --------
      Earnings before income taxes  . . . . . . . . . . . . . . . . . . . . . .         101,970         33,699
Income tax benefit (expense) *  . . . . . . . . . . . . . . . . . . . . . . . .         (11,833)        11,088
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,271)        (1,211)
                                                                                       --------       --------
      Net earnings from Insurance,
        except realized investment gain/loss  . . . . . . . . . . . . . . . . .        $ 87,866       $ 43,576
                                                                                       ========       ========

* Income tax benefits from the Group's underwriting losses are proportionate to such losses at the full statutory income tax rates. For 1994's first quarter, such benefits exceeded the income tax costs assignable at a lower effective tax rate to the Group's net investment income. The latter category of income includes tax-free interest income and tax-favored dividend income.

    Reinsurance premiums earned in the first quarter of 1995 exceeded amounts earned in 1994 by about $63 million (58%). Premiums earned from catastrophe excess of loss coverages were $81 million in 1995's first quarter and $60 million in the corresponding prior year period. During the first quarter of 1995, premiums earned from other reinsurance coverages (quota-share and non catastrophe excess of loss contracts) were $92 million compared to $50 million for the first quarter of 1994. Much of the increase in reinsurance premiums earned from other reinsurance coverages derived from a few sizable contracts.

                                   FORM 10-Q

BERKSHIRE HATHAWAY INC.                                   Q/E 3/31/95


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. (Continued)

     INSURANCE GROUP (Continued)

         The catastrophe reinsurance business produced a net underwriting gain of $39 million for the first quarter of 1995 compared to a net loss of $34 million for the first quarter of 1994. During the first quarter of 1995, catastrophe losses incurred were $34 million compared to $92 million for the corresponding 1994 period. Underwriting losses from quota share and other non catastrophe excess of loss contracts aggregated $34 million and $15 million for the first quarter of 1995 and 1994, respectively. Generally, time value of money concepts are important considerations in establishing premium prices for quota share and non catastrophe excess of loss contracts due to anticipation of extended claim payment periods. However, underwriting losses often occur as the estimates of unpaid losses and loss adjustment expenses are established on an undiscounted basis, often in amounts exceeding premiums earned. Nevertheless, this business is accepted because of the large amounts of investable policyholder funds generated.

         Premiums earned in the first quarter of 1995 by the Group's primary or direct insurance businesses exceeded amounts earned in 1994 by $7 million.
Over half that amount was attributable to increased premium volume from the Group's credit card credit insurance business. Soft market conditions for many commercial property/casualty coverages persist. Given the Group's disciplined underwriting approaches which encourage rejection of underpriced risks, management foresees no meaningful increase in premium volume in 1995.
The Group's primary or direct insurance businesses produced an underwriting gain ($2 million) in the first quarter of 1995 compared to a net loss ($7 million) for the first quarter of 1994. Modest gains in comparative first quarter underwriting results were achieved in 1995 by nearly all of the primary or direct underwriting units.

         The accompanying Consolidated Balance Sheet includes liabilities of about $3.5 billion representing estimated unpaid losses and loss expenses related to Berkshire's insurance and reinsurance activities. Subsequent loss payments will likely differ from the estimates and revisions will occur. These revisions will be reflected in earnings when made and may have a substantial effect on future periods' underwriting results. In addition, the timing of catastrophe loss occurrences could produce extreme variations in periodic underwriting results during the remainder of 1995.

         Significant amounts of investment income continue to be earned reflecting substantial levels of invested assets. The Insurance Group employs large amounts of investable policyholder funds (or "float") -- about $3.6 billion at March 31, 1995. Net investment income earned in the first quarter of 1995 also includes equity in net earnings of Salomon Inc attributable to the Group's investment in common stock of that company. (See Note 3 to the accompanying Interim Consolidated Financial Statements).

         MANUFACTURING, MERCHANDISING AND SERVICES

         Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in thousands.

                                                                                         First Quarter
                                                                              -----------------------------------
                                                                                    1995               1994
                                                                              ----------------    ---------------
                                                                               Amount      %       Amount     %
                                                                              --------   -----    --------  -----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $579,578   100.0    $562,700  100.0
Costs and expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        514,943    88.8     487,385   86.6
                                                                              --------   -----    --------  -----
Earnings before income taxes  . . . . . . . . . . . . . . . . . . . . .         64,635    11.2      75,315   13.4
Applicable income taxes . . . . . . . . . . . . . . . . . . . . . . . .         24,477     4.2      28,969    5.2
Applicable minority interest  . . . . . . . . . . . . . . . . . . . . .            925     0.2         724    0.1
                                                                              --------   -----    --------  -----
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 39,233     6.8    $ 45,622    8.1
                                                                              ========   =====    ========  =====

                                   FORM 10-Q

                              BERKSHIRE HATHAWAY INC.             Q/E 3/31/95


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. (Continued)

         MANUFACTURING, MERCHANDISING AND SERVICES (Continued)

         Revenues from these several and diverse business activities during 1995's first quarter were greater by $16.9 million (3.0%) than revenues recorded during the corresponding 1994 period. Comparative revenue increases were recorded by Berkshire's home furnishings (Nebraska Furniture Mart), home cleaning systems (Kirby brand products) and uniforms (Fechheimer Brothers Company) segments. Revenue increases were also recorded by certain of Berkshire's diversified manufacturing businesses. Somewhat offsetting these increases were declines in revenues by Berkshire's encyclopedia (World Book products) and shoe (H. H. Brown Shoe Company, Lowell Shoe, Inc. and Dexter Shoe Company) segments.

         Net earnings from this group of businesses declined $6.4 million (14.0%) during 1995's first quarter. Most of the reduction was due to declines in 1995 net earnings as compared to 1994 from Berkshire's encyclopedia and shoe segments. In the aggregate, Berkshire's other non-insurance businesses recorded roughly the same net earnings in 1995's first quarter as recorded during the comparable 1994 period.

         UNALLOCATED INCOME/EXPENSE, NET

         Unallocated income/expense represents principally investment income of the parent company and non-insurance subsidiaries, reduced by parent company administrative costs.

         INTEREST EXPENSE

         Average outstanding borrowings under investment agreements during the first quarter of 1995 were approximately $145 million less than the average amount outstanding during the first quarter of 1994. The decline in borrowings accounted for most of the reduction in interest expense in 1995 as compared to 1994.

         REALIZED INVESTMENT GAIN/LOSS

         Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. The amount -- recorded when securities are sold or other than temporarily impaired -- may fluctuate significantly from period to period, with a meaningful effect upon Berkshire's consolidated net earnings. But, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized price appreciation now existing in Berkshire's consolidated investment portfolio.

FINANCIAL CONDITION

         Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at March 31, 1995, was $12.97 billion or $11,014 per share. Over the past twelve months, net book value per share has grown by 24.2%.

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.               Q/E 3/31/95


                           PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 -- Financial Data Schedule


                                   SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    BERKSHIRE HATHAWAY INC.

                                                         (Registrant)


Date May 12, 1995                                    /s/ Marc D. Hamburg
     -------------                             -------------------------------
                                                         (Signature)
                                               Marc D. Hamburg, Vice President
                                               and Principal Financial Officer