Form 10-Q
period 1995-06-30
BERKSHIRE HATHAWAY INC /DE/
filed 1995-08-14
CIK 109694

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 1-10125

                             BERKSHIRE HATHAWAY INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     04 2254452
(State or other jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

                    1440 KIEWIT PLAZA, OMAHA, NEBRASKA 68131
                     (Address of principal executive office)
                                   (Zip Code)

                                 (402) 346-1400
              (Registrant's telephone number, including area code)

              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X     NO
                                    ---       ---


Number of shares of common stock outstanding as of August 11, 1995.... 1,193,512

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/95

PART I - FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                      --------
 ITEM 1.          FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets --                                 2
                  June 30, 1995 and December 31, 1994

                  Consolidated Statements of Earnings--                                    3
                  Second Quarter and First Half, 1995 and 1994

                  Condensed Consolidated Statements of Cash Flows --                       4
                  First Half, 1995 and 1994

                  Notes to Interim Consolidated Financial Statements                     5-8

 ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                     8-11
                  CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                               12

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                Q/E 6/30/95

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                         June 30,           December 31,
                                                                           1995                 1994
                                                                       -----------          -----------
                             ASSETS

Cash and cash equivalents......................................        $   976,989          $   273,881
Investments:
  Securities with fixed maturities.............................          1,086,357            1,820,733
  Marketable equity securities.................................         19,017,094           15,236,494
  Salomon Inc..................................................          1,019,744            1,023,418
Receivables....................................................            902,749              580,600
Inventories....................................................            606,928              425,431
Properties and equipment.......................................            339,733              275,667
Assets of finance businesses...................................            710,823              717,082
Other assets...................................................          1,209,432              984,876
                                                                       -----------          -----------
                                                                       $25,869,849          $21,338,182
                                                                       ===========          ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Property and casualty insurance policyholder liabilities.......        $ 4,660,532          $ 4,200,813
Accounts payable, accruals and other liabilities...............            418,508              397,384
Income taxes, principally deferred.............................          4,421,808            3,292,602
Borrowings under investment agreements and other debt..........            898,392              810,719
Liabilities of finance businesses..............................            533,633              562,443
                                                                       -----------          -----------
                                                                        10,932,873            9,263,961
                                                                       -----------         ------------

Minority shareholders' interests...............................            234,707              199,339
                                                                       -----------          -----------

Shareholders' equity:
  Common stock - par value of 1,381,308 issued shares..........              6,907                6,907
  Capital in excess of par value...............................          1,001,728              656,074
  Unrealized appreciation of investments, net..................          8,543,384            6,364,362
  Retained earnings............................................          5,184,969            4,885,173
                                                                       -----------          -----------
                                                                        14,736,988           11,912,516
  Less: Cost of common shares in treasury
      (June 30, 1995 - 187,796; December 31, 1994 - 203,558)...             34,719               37,634
                                                                       -----------          -----------
          Total shareholders' equity...........................         14,702,269           11,874,882
                                                                       -----------          -----------
                                                                       $25,869,849          $21,338,182
                                                                       ===========          ===========


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC                 Q/E 6/30/95

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in thousands except per share amounts)

                                                                Second Quarter                   First Half
                                                         ----------------------------    --------------------------
                                                             1995            1994            1995           1994
                                                         ------------    ------------    ------------    ----------
REVENUES:
  Sales and service revenues..........................   $  617,028      $  554,738      $1,188,709      $1,109,586
  Insurance premiums earned...........................      174,188         185,084         405,571         346,016
  Interest and dividend income........................      114,573         110,945         216,633         213,019
  Income from investment in Salomon Inc...............       10,513           1,986          29,949          17,736
  Income from finance businesses......................        6,893           6,540          13,202          13,064
  Realized investment gain............................       81,677           9,067          74,358          86,902
                                                         ----------      ----------      ----------      ----------
                                                          1,004,872         868,360       1,928,422       1,786,323
                                                         ----------      ----------      ----------      ----------

COST AND EXPENSES:
  Cost of products and services sold..................      387,957         349,819         747,350         689,067
  Insurance losses and loss adjustment expenses.......      132,803          73,503         315,679         278,530
  Insurance underwriting expenses.....................       50,461          57,101         108,148          86,759
  Selling, general and administrative expenses........      170,089         144,868         325,027         297,112
  Interest expense....................................       13,410          15,491          26,632          31,467
                                                         ----------      ----------      ----------      ----------
                                                            754,720         640,782       1,522,836       1,382,935
                                                         ----------      ----------      ----------      ----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST....      250,152         227,578         405,586         403,388
  Income taxes........................................       66,314          60,305          98,179         100,957
  Minority interest...................................        4,278           2,626           7,611           4,894
                                                         ----------      ----------      ----------      ----------
NET EARNINGS..........................................   $  179,560      $  164,647      $  299,796      $  297,537
                                                         ==========      ==========      ==========      ==========


  Average shares outstanding..........................    1,183,392       1,177,750       1,180,587       1,177,750

NET EARNINGS PER SHARE................................       $152            $140            $254            $253
                                                             ====            ====            ====            ====



See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                Q/E 6/30/95

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                       First Half
                                                                              ----------------------------
                                                                                 1995              1994
                                                                              ----------        ----------
 Net cash flows from operating activities...............................      $  512,293        $  199,614
                                                                              ----------        ----------
       Cash flows from investing activities:
         Purchases of investments.......................................      (1,260,629)       (2,451,740)
         Proceeds on sales and maturities of investments................       1,626,177           758,005
         Loans and investments originated in finance businesses.........        (167,278)         (123,815)
         Principal collections on loans and investments originated
           in finance businesses........................................         163,514           176,604
         Other..........................................................          (8,188)           (6,100)
                                                                              ----------        ----------
 Net cash flows from investing activities...............................         353,596        (1,647,046)
                                                                              ----------        ----------
       Cash flows from financing activities:
         Proceeds from borrowings of finance businesses.................          74,766           150,216
         Proceeds from other borrowings.................................         513,743           651,503
         Repayments of borrowings of finance businesses.................        (144,628)         (188,566)
         Repayments of other borrowings.................................        (596,114)         (723,133)
         Other..........................................................            (332)             (686)
                                                                              ----------        ----------
 Net cash flows from financing activities...............................        (152,565)         (110,666)
                                                                              ----------        ----------
 Increase (decrease) in cash and cash equivalents.......................         713,324        (1,558,098)
 Cash and cash equivalents at beginning of year*........................         289,857         1,854,621
                                                                              ----------        ----------
 Cash and cash equivalents at end of first half*........................      $1,003,181        $  296,523
                                                                              ==========        ==========

 Supplemental cash flow information:

       Non-cash investing and financing activities:
         Liabilities assumed in connection with acquisitions
           of businesses................................................      $  248,445        $    --
         Common shares issued in connection with acquisitions
           of businesses................................................         348,569             --
       Cash paid during the period for:
         Income taxes...................................................         145,522           312,823
         Interest.......................................................          39,787            45,868

* Cash and cash equivalents are comprised of the following:
   Beginning of year --
        Finance businesses..............................................      $   15,976       $    37,063
        Other...........................................................         273,881         1,817,558
                                                                              ----------       -----------
                                                                              $  289,857       $ 1,854,621
                                                                              ==========       ===========
   End of first half --
       Finance businesses...............................................      $   26,192       $    21,842
       Other............................................................         976,989           274,681
                                                                              ----------       -----------
                                                                              $1,003,181       $   296,523
                                                                              ==========       ===========

See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/95

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

NOTE 2.  BUSINESS ACQUISITIONS

    During 1995's second quarter, the Company consummated mergers with Helzberg's Diamond Shops, Inc. ("Helzberg's") and with R.C. Willey Home Furnishings ("R.C. Willey") by reissuing 15,762 shares of its common stock held in treasury in exchange for 100% of the outstanding common stock of each of these companies. Helzberg's operates a chain of 150 jewelry stores operating in 26 states and R.C. Willey, through its seven locations, is the dominant retailer of home furnishings in Utah. Both mergers were accounted for by the purchase method of accounting and, accordingly, the operating results of each of these businesses are included in the Company's consolidated statement of earnings from the effective dates of each of the mergers (Helzberg's -- April 30, 1995; R.C. Willey -- June 29, 1995).

NOTE 3.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

    Data with respect to investments in securities with fixed maturities (other than Salomon Inc Cumulative Convertible Preferred Stock and securities with fixed maturities held by finance businesses -- See Notes 4 and 9) are shown in the tabulation below.


                                                       (000s omitted)
                                                   June 30,       December 31,
                                                     1995             1994
                                                  ----------       ----------
Amortized cost.............................       $1,057,092       $1,805,515
Gross unrealized gains.....................           31,971           39,766
Gross unrealized losses....................           (2,706)         (24,548)
                                                  ----------       ----------
Estimated fair value.......................       $1,086,357       $1,820,733
                                                  ==========       ==========

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/95

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  INVESTMENT IN SALOMON INC

    The Company's investment in Salomon Inc consists of the following:


                                                                                    (000s omitted)
                                                            June 30, 1995                              December 31, 1994
                                                ---------------------------------------     --------------------------------------
                                                              Fair Market     Carrying                    Fair Market   Carrying
                                                   Cost          Value         Value           Cost         Value         Value
                                                ----------     ----------    ----------     ----------    ----------    ----------
Cumulative Convertible Preferred Stock......... $  700,000     $  735,000    $  735,000     $  700,000    $  735,000    $  735,000
Common Stock...................................    324,445        266,173       284,744        324,445       248,760       288,418
                                                ----------     ----------    ----------     ----------    ----------    ----------
                                                $1,024,445     $1,001,173    $1,019,744     $1,024,445    $  983,760    $1,023,418
                                                ==========     ==========    ==========     ==========    ==========    ==========


    Berkshire subsidiaries possess slightly in excess of 20% of the total voting rights in Salomon Inc and, therefore the investment in Salomon Inc common stock is accounted for on the equity method. The provisions of Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" require that the equity method be applied only to investments in common stock. Accordingly, the Cumulative Convertible Preferred Stock is carried at fair value.

NOTE 5. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

    Data with respect to investments in marketable equity securities are shown in the tabulation below.


                                                                                                (000s omitted)
                                                                                           June 30,        December 31,
                                                                                             1995             1994
                                                                                         -----------       -----------
Total cost..........................................................................     $ 5,976,803       $ 5,583,111
Gross unrealized gains..............................................................      13,067,278         9,789,589
Gross unrealized losses.............................................................         (26,987)         (136,206)
                                                                                         -----------       -----------
Total approximate market value......................................................     $19,017,094       $15,236,494
                                                                                         ===========       ===========
Carrying value:
  American Express Company..........................................................     $ 1,709,625       $   818,918
  Capital Cities/ABC, Inc...........................................................       2,160,000         1,705,000
  The Coca-Cola Company.............................................................       6,375,000         5,150,000
  GEICO Corporation.................................................................       1,939,406         1,678,250
  The Gillette Company..............................................................       2,136,000         1,797,000
  Wells Fargo & Company.............................................................       1,224,117           984,727
  All others........................................................................       3,472,946         3,102,599
                                                                                         -----------       -----------
  Total.............................................................................     $19,017,094       $15,236,494
                                                                                         ===========       ===========

NOTE 6. OTHER ASSETS

    Other assets are summarized below:

                                                                                                 (000s omitted)
                                                                                           June 30,         December 31,
                                                                                             1995              1994
                                                                                          ----------        ----------
Goodwill............................................................................      $  692,715        $  454,633
Deferred charges re reinsurance assumed.............................................         415,175           440,664
Other...............................................................................         101,542            89,579
                                                                                          ----------        ----------
                                                                                          $1,209,432        $  984,876
                                                                                          ==========        ==========

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/95

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. PROPERTY AND CASUALTY INSURANCE POLICYHOLDER LIABILITIES

 Property and casualty insurance policyholder liabilities are summarized below:

                                                                                                 (000s omitted)
                                                                                           June 30,        December 31,
                                                                                             1995              1994
                                                                                          ----------        ----------
Unpaid losses and loss adjustment expenses..........................................      $3,571,408        $3,430,028
Unearned premiums...................................................................         569,895           307,232
Funds held under reinsurance assumed................................................         360,109           307,287
Other...............................................................................         159,120           156,266
                                                                                          ----------        ----------
                                                                                          $4,660,532        $4,200,813
                                                                                          ==========        ==========

NOTE 8.  DEFERRED INCOME TAX LIABILITY

    The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1995 and December 31, 1994 are as follows:

                                                                                                    (000s omitted)
                                                                                              June 30,         December 31,
                                                                                                1995               1994
                                                                                             -----------        ----------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments....................................    $4,572,972        $3,381,328
    Other.................................................................................        67,194            71,883
                                                                                             -----------        ----------
                                                                                               4,640,166         3,453,211
Deferred tax assets.......................................................................      (262,885)         (223,010)
                                                                                              ----------        ----------
    Net deferred tax liability............................................................    $4,377,281        $3,230,201
                                                                                              ==========        ==========

NOTE 9.  FINANCE BUSINESSES

    Assets and liabilities of Berkshire's finance businesses are summarized below.

                                                                                                (000s omitted)
                                                                                           June 30,         December 31,
                                                                                             1995               1994
                                                                                          ----------         ----------
Assets
Cash and cash equivalents...........................................................      $   26,192         $   15,976
Installment loans receivable........................................................         147,532            157,985
Fixed maturity investments..........................................................         532,843            538,866
Other...............................................................................           4,256              4,255
                                                                                          ----------         ----------
                                                                                          $  710,823         $  717,082
                                                                                          ==========         ==========
Liabilities
8.125% Notes, payable in 1996.......................................................      $  120,000         $  120,000
Borrowings under investment agreements..............................................         300,102            369,964
Annuity reserves....................................................................          78,274             41,021
Other...............................................................................          35,257             31,458
                                                                                          ----------         ----------
                                                                                          $  533,633         $  562,443
                                                                                          ==========         ==========

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/95

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.  UNREALIZED APPRECIATION OF INVESTMENTS

    Changes in "Unrealized appreciation of investments, net", the balance of which is carried in shareholders' equity, were as follows during the second quarter and first half of 1995 and 1994:

                                                                                  (000s omitted)
                                                                 Second Quarter                     First Half
                                                           --------------------------       --------------------------
                                                              1995            1994             1995            1994
                                                           ----------      ----------       ----------      ----------
Increase in unrealized appreciation.....................   $1,872,726      $  289,614       $3,400,955      $  116,690
Increase in deemed applicable income taxes..............     (656,118)       (101,590)      (1,191,645)        (41,856)
Increase in minority shareholders' interest.............      (14,651)        (10,084)         (30,288)        (12,864)
                                                           ----------      ----------       ----------      ----------
  Net increase..........................................    1,201,957         177,940        2,179,022          61,970
Balance at beginning of period..........................    7,341,427       5,296,682        6,364,362       5,412,652
                                                           ----------      ----------       ----------      ----------
Balance at end of second quarter........................   $8,543,384      $5,474,622       $8,543,384      $5,474,622
                                                           ==========      ==========       ==========      ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the second quarter and first half of the current and prior year are disaggregated in the following table. Amounts are in thousands and each figure is income tax effected.

                                                                      Second Quarter               First Half
                                                                  ---------------------      ---------------------
                                                                    1995         1994          1995         1994
                                                                  --------     --------      --------     --------
Insurance, except realized investment gain...................     $ 91,654     $119,872      $179,520     $163,448
Manufacturing, merchandising and services....................       38,402       43,082        77,635       88,704
Unallocated income/expense, net..............................        6,198        5,500        12,204        8,976
Interest expense *...........................................       (8,424)      (9,670)      (16,545)     (20,032)
                                                                  --------     --------      --------     --------
    Earnings before realized investment gain.................      127,830      158,784       252,814      241,096
Realized investment gain.....................................       51,730        5,863        46,982       56,441
                                                                  --------     --------      --------     --------
    Net earnings.............................................     $179,560     $164,647      $299,796     $297,537
                                                                  ========     ========      ========     ========

* For purposes of the above table, interest expense of finance businesses is netted against the directly related service activity revenues.

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/95

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain, are aggregated in the following table. Dollar amounts are in thousands.

                                                                      Second Quarter                First Half
                                                                  ----------------------      ----------------------
                                                                    1995          1994          1995          1994
                                                                  --------      --------      --------      --------
Premiums earned from:
    Primary or direct insurance..............................     $ 57,516      $ 53,721      $115,857      $104,816
    Reinsurance assumed......................................      116,672       131,363       289,714       241,200
                                                                  --------      --------      --------      --------
                                                                  $174,188      $185,084      $405,571      $346,016
                                                                  ========      ========      ========      ========

Underwriting gain (loss) attributable to:
    Primary or direct insurance..............................     $  1,371      $ 12,201      $  3,494      $  5,003
    Reinsurance assumed......................................      (10,676)       42,050       (22,207)      (24,734)
                                                                  --------      --------      --------      --------
      Total underwriting gain (loss).........................       (9,305)       54,251       (18,713)      (19,731)
Net investment income........................................      115,289       101,351       226,667       209,032
                                                                  --------      --------      --------      --------
      Earnings before income taxes...........................      105,984       155,602       207,954       189,301
Income tax expense...........................................      (12,475)      (34,464)      (24,308)      (23,376)
Minority interest............................................       (1,855)       (1,266)       (4,126)       (2,477)
                                                                  --------      --------      --------      --------
      Net earnings from Insurance,
         except realized investment gain.....................     $ 91,654      $119,872      $179,520      $163,448
                                                                  ========      ========      ========      ========


    Premiums earned during the second quarter and first half of 1995 by the Group's primary or direct insurance businesses exceeded amounts earned in the corresponding prior year periods by $3.8 million (7.1%) and $11.0 million (10.5%), respectively, and derived primarily from increased premiums from the Group's credit insurance and homestate operations. Premium volume for other primary or direct businesses continues to be constrained by management's perception of inadequate rates for many property/casualty coverages. Primary or direct insurance activities produced lower net underwriting gains in 1995 periods than in 1994. However, 1994's underwriting results for the second quarter and first half included credits of about $11 million from reductions of loss reserves established for pre-1994 loss occurrences with respect to professional/specialty risk coverages. Excluding the benefit of these credits in 1994, underwriting results of the primary or direct insurance businesses for the first half of 1995 were somewhat improved over 1994.

    Premiums earned from catastrophe reinsurance excess of loss coverages totalled $40 million and $83 million for the second quarter of 1995 and 1994, respectively. Premiums earned from such coverages during the first half were $120 million for 1995 compared to $143 million for 1994. Reinsurance underwriting results for the second quarter included gains from catastrophe excess of loss coverages of $29 million for 1995 and $78 million for 1994. For the first half of 1995 and 1994, this business produced underwriting gains of $68 million and $43 million, respectively. Management believes that increased levels of industry capital devoted to this business in recent years has resulted in some price deterioration for catastrophe coverages. This, in turn, has caused a reduction in the volume of business accepted by the Group. Additional comparative declines in premiums earned may occur during the remainder of 1995.

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/95

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    INSURANCE GROUP (Continued)

    Premiums earned during the second quarter from non catastrophe reinsurance treaties totalled $77 million for 1995 and $48 million for 1994. For the first half, premiums earned from such policies were $169 million for 1995 and $98 million for 1994. Much of the comparative increase in non catastrophe reinsurance premiums earned in 1995 periods derived from a few sizable contracts. Underwriting losses from non catastrophe reinsurance coverages during the second quarter were $22 million for 1995 and $20 million for 1994. For the first half, underwriting losses were $56 million for 1995 and $36 million for 1994. Generally, time value of money concepts are important considerations in establishing premium prices due to anticipation of extended claim payment periods. Underwriting losses often occur as the estimates of losses and loss adjustment expenses are established on an undiscounted basis in amounts exceeding premiums earned. Nevertheless, this business is accepted because of the large amounts of investable policyholder funds ("float") generated. Underwriting results from reinsurance activities also include accretion of discounted structured settlement liabilities and amortization of deferred charges re reinsurance assumed. These charges, with no offsetting premium income, totalled approximately $18 million and $15 million for the second quarter of 1995 and 1994, respectively. For the first half, such charges totalled about $34 million for 1995 and $32 million for 1994.

    Estimates of unpaid losses and loss adjustment expenses reflected in the accompanying Consolidated Balance Sheet were nearly $3.6 billion at June 30, 1995. In the future, those liabilities will be settled and additional information will be revealed which will cause that amount to be reestimated. The effects of the reestimation error will be charged or credited to earnings in the period made and may have a substantial effect on periodic underwriting results. In addition, the timing and magnitude of catastrophe loss occurrences may cause significant volatility in underwriting results for the remainder of 1995.

    Significant amounts of investment income continue to be earned reflecting substantial levels of invested assets derived primarily from reinvested net earnings and investable policyholder float. Policyholder float approximated $3.7 billion at June 30, 1995. Investment income earned is net of the Group's equity in the net loss of Salomon Inc with respect to its investment in the common stock of that company. Exclusive of the effects of such losses ($1.6 million and $13.8 million for the first half of 1995 and 1994 respectively), net investment income earned in 1995's first half exceeded the amount earned in the corresponding prior year period by about $5.5 million (2.5%).

    MANUFACTURING, MERCHANDISING AND SERVICES

    Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in thousands.

                                                      Second Quarter                             First Half
                                            -----------------------------------   ---------------------------------------
                                                  1995               1994                1995                 1994
                                            ----------------   ----------------   ------------------   ------------------
                                             Amount      %      Amount      %       Amount       %       Amount       %
                                            --------   -----   --------   -----   ----------   -----   ----------   -----
Revenues ...............................    $622,524   100.0   $561,784   100.0   $1,202,102   100.0   $1,124,484   100.0
Costs and expenses......................     555,991    89.3    491,320    87.5    1,070,934    89.1      978,705    87.0
                                            --------   -----   --------   -----   ----------   -----   ----------   -----
Earnings before income taxes............      66,533    10.7     70,464    12.5      131,168    10.9      145,779    13.0
Applicable income taxes.................      27,182     4.4     26,343     4.7       51,659     4.3       55,312     4.9
Applicable minority interest............         949     0.1      1,039     0.1        1,874     0.1        1,763     0.2
                                            --------   -----   --------   -----   ----------   -----   ----------   -----
Net earnings............................    $ 38,402     6.2   $ 43,082     7.7   $   77,635     6.5   $   88,704     7.9
                                            ========   =====   ========   =====   ==========   =====   ==========   =====

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/95

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    MANUFACTURING, MERCHANDISING AND SERVICES (Continued)

    Revenues from these several and diverse business activities during 1995's second quarter and first half were greater by $60.7 million (10.8%) and $77.6 million (6.9%). Much of the increase during the second quarter and for the first half resulted from the acquisition of Helzberg's Diamond Shops, Inc. ("Helzberg's"). As discussed in the Notes to the Interim Consolidated Financial Statements, effective April 30, 1995 the Company acquired 100% of the outstanding common stock of Helzberg's. Helzberg's operates a chain of 150 jewelry stores and its results are included in the Company's 1995 consolidated results from the acquisition date. The Company also acquired R.C. Willey Home Furnishings ("R.C. Willey") effective June 29, 1995. R.C. Willey is the dominant retailer of home furnishings in Utah and its results will be included in the Company's 1995 consolidated results beginning in the third quarter. It is anticipated that Helzberg's and R.C. Willey will generate combined annual revenues of about $600 million.

    Also contributing to the aforementioned revenue increases were comparative increases recorded for both the second quarter and first half by Berkshire's home furnishings (Nebraska Furniture Mart) and home cleaning systems (Kirby brand products) segments. Somewhat offsetting these increases were declines in comparative revenues for both the second quarter and first six months by Berkshire's encyclopedia (World Book products) and shoe (H. H. Brown Shoe Company, Lowell Shoe, Inc. and Dexter Shoe Company) segments.

    Net earnings from this group of businesses declined $4.7 million (10.9%) during 1995's second quarter and $11.1 million (12.5%) during 1995's first half as compared to the prior year. Most of the reduction both in the second quarter and first half was due to declines in 1995 net earnings as compared to 1994 from Berkshire's encyclopedia and shoe segments. In the aggregate, Berkshire's other non-insurance businesses recorded roughly the same net earnings in 1995's second quarter and first half as recorded during the comparable 1994 periods.

    UNALLOCATED INCOME/EXPENSE, NET

    Unallocated income/expense represents principally investment income of the parent company and non-insurance subsidiaries, reduced by parent company administrative costs.

    INTEREST EXPENSE

    Average outstanding borrowings under investment agreements during the first half of 1995 were approximately $135 million less than the average amount outstanding during the first half of 1994. The decline in borrowings accounted for most of the reduction in interest expense in 1995 as compared to 1994.

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

FINANCIAL CONDITION

    Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at June 30, 1995, was $14.7 billion or $12,318 per share. Over the past twelve months, net book value per share has grown by 34.5%.

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/95

                            PART II OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of shareholders of Berkshire Hathaway Inc. ("Berkshire"), held May 1, 1995, Berkshire's shareholders reelected Berkshire's Directors in an uncontested election. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

    Following are the votes cast in favor and against each Director. There were no votes withheld, abstentions or broker non-votes.

             Directors                             For                Against
             ---------                          ---------             -------
             Warren E. Buffett                  1,036,854              1,407
             Howard G. Buffett                  1,036,749              1,512
             Susan T. Buffett                   1,036,787              1,474
             Malcolm G. Chace III               1,036,843              1,418
             Charles T. Munger                  1,036,832              1,429
             Walter Scott, Jr.                  1,036,840              1,421

        At the aforementioned annual meeting, Berkshire's shareholders approved the recommendation of its Board of Directors to amend its Certificate of Incorporation so as to add a provision authorizing the Board of Directors to issue up to 1,000,000 shares of preferred stock in one or more series with such preferences, limitations and relative rights as the Board of Directors may determine.

        Following is a tabulation of the votes regarding this matter:

                                                          Broker Non-
               For           Against        Abstain         Votes
              -------        -------        -------       -----------
              963,155         16,978         3,240           54,692


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27 -- Financial Data Schedule

                                    SIGNATURE

        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BERKSHIRE HATHAWAY INC.
                                           (Registrant)


Date August 11, 1995                         /s/ Marc D. Hamburg
                                       -------------------------------
                                                 (Signature)
                                       Marc D. Hamburg, Vice President
                                       and Principal Financial Officer