Form 10-Q
period 1995-09-30
BERKSHIRE HATHAWAY INC /DE/
filed 1995-11-13
CIK 109694

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995
                               --------------------------------------

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number 1-10125
                       -------

                            BERKSHIRE HATHAWAY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                               04 2254452
 -------------------------------      ---------------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification number)
  incorporation or organization)


              1440 Kiewit Plaza, Omaha, Nebraska         68131
             -----------------------------------------------------
              (Address of principal executive office)  (Zip Code)


                                (402) 346-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



  ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

  X
 ---      --
 YES      NO

        Number of shares of common stock outstanding as of
November 10, 1995..................1,193,512
                                   ---------

                                   FORM 10-Q


                             BERKSHIRE HATHAWAY INC.                Q/E 9/30/95


                                                                                        PAGE NO.
                                                                                        --------
PART I - FINANCIAL INFORMATION

        ITEM 1.     FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets --                                 2
                    September 30, 1995 and December 31, 1994

                    Consolidated Statements of Earnings --                                   3
                    Third Quarter and First Nine Months, 1995 and 1994

                    Condensed Consolidated Statements of Cash Flows --                       4
                    First Nine Months, 1995 and 1994

                    Notes to Interim Consolidated Financial Statements                     5-8

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                     9-12
                    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                                 12

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.              Q/E 9/30/95


                          PART I FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                              September 30,         December 31,
                                                                                   1995                 1994
                                                                              -------------         ------------
                             ASSETS

    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .          $ 1,879,200         $    273,881
    Investments:
      Securities with fixed maturities  . . . . . . . . . . . . . . .              883,024            1,820,733
      Marketable equity securities  . . . . . . . . . . . . . . . . .           20,828,857           15,236,494
      Salomon Inc . . . . . . . . . . . . . . . . . . . . . . . . . .            1,034,045            1,023,418
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .              784,525              580,600
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .              609,503              425,431
    Properties and equipment  . . . . . . . . . . . . . . . . . . . .              335,917              275,667
    Assets of finance businesses  . . . . . . . . . . . . . . . . . .              839,849              717,082
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,188,260              984,876
                                                                               -----------          -----------
                                                                               $28,383,180          $21,338,182
                                                                               ===========          ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

    Property and casualty insurance policyholder liabilities  . . . .          $ 4,773,134          $ 4,200,813
    Accounts payable, accruals and other liabilities  . . . . . . . .              520,136              397,384
    Income taxes, principally deferred  . . . . . . . . . . . . . . .            5,112,756            3,292,602
    Borrowings under investment agreements and other debt . . . . . .              806,607              810,719
    Liabilities of finance businesses . . . . . . . . . . . . . . . .              746,677              562,443
                                                                               -----------          -----------
                                                                                11,959,310            9,263,961
                                                                               -----------          -----------

    Minority shareholders' interests  . . . . . . . . . . . . . . . .              244,633              199,339
                                                                               -----------          -----------

    Shareholders' equity:
      Common stock - par value of 1,381,308 issued shares . . . . . .                6,907                6,907
      Capital in excess of par value  . . . . . . . . . . . . . . . .            1,001,728              656,074
      Unrealized appreciation of investments, net . . . . . . . . . .            9,847,883            6,364,362
      Retained earnings . . . . . . . . . . . . . . . . . . . . . . .            5,357,438            4,885,173
                                                                               -----------          -----------
                                                                                16,213,956           11,912,516
      Less: Cost of common shares in treasury
         (September 30, 1995 - 187,796; December 31, 1994 - 203,558)                34,719               37,634
                                                                               -----------          -----------
            Total shareholders' equity  . . . . . . . . . . . . . . .           16,179,237           11,874,882
                                                                               -----------          -----------
                                                                               $28,383,180          $21,338,182
                                                                               ===========          ===========



    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 9/30/95

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)


                                                                      Third Quarter                  First Nine Months
                                                                -------------------------       --------------------------
                                                                   1995           1994             1995            1994
                                                                ----------     ----------       ----------      ----------
    REVENUES:
      Sales and service revenues  . . . . . . . . . . . . .     $  682,671     $  555,962       $1,871,380      $1,665,548
      Insurance premiums earned . . . . . . . . . . . . . .        173,852        131,144          579,423         477,160
      Interest and dividend income  . . . . . . . . . . . .        120,573        101,998          337,206         315,017
      Income from investment in Salomon Inc . . . . . . . .         31,113          7,789           61,062          25,525
      Income from finance businesses  . . . . . . . . . . .          8,327          5,290           21,529          18,354
      Realized investment gain (loss) . . . . . . . . . . .         66,809         (6,683)         141,167          80,219
                                                                ----------     ----------       ----------     -----------
                                                                 1,083,345        795,500        3,011,767       2,581,823
                                                                ----------     ----------       ----------      ----------
    COST AND EXPENSES:
      Cost of products and services sold  . . . . . . . . .        442,184        357,148        1,189,534       1,046,215
      Insurance losses and loss adjustment expenses . . . .        152,981        103,431          468,660         381,961
      Insurance underwriting expenses . . . . . . . . . . .         49,556         36,585          157,704         123,344
      Selling, general and administrative expenses  . . . .        191,975        146,222          517,002         443,334
      Interest expense  . . . . . . . . . . . . . . . . . .         13,920         13,996           40,552          45,463
                                                                ----------     ----------       ----------      ----------
                                                                   850,616        657,382        2,373,452       2,040,317
                                                                ----------     ----------       ----------      ----------

    EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST  . .        232,729        138,118          638,315         541,506
      Income taxes  . . . . . . . . . . . . . . . . . . . .         57,469         29,674          155,648         130,631
      Minority interest . . . . . . . . . . . . . . . . . .          2,791          2,624           10,402           7,518
                                                                ----------     ----------       ----------      ----------
    NET EARNINGS  . . . . . . . . . . . . . . . . . . . . .     $  172,469     $  105,820       $  472,265      $  403,357
                                                                ==========     ==========       ==========      ==========


      Average shares outstanding  . . . . . . . . . . . . .      1,193,512      1,177,750        1,184,942       1,177,750

    NET EARNINGS PER SHARE  . . . . . . . . . . . . . . . .         $145          $ 90              $399            $342
                                                                    ====          ====              ====            ====



    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.               Q/E 9/30/95

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                      First Nine Months
                                                                               -------------------------------
                                                                                   1995               1994
                                                                               ------------       ------------
    Net cash flows from operating activities  . . . . . . . . . . . . . . .     $   829,892        $   463,764
                                                                                -----------        -----------
      Cash flows from investing activities:
        Purchases of investments  . . . . . . . . . . . . . . . . . . . . .      (1,576,185)        (4,453,893)
        Proceeds on sales and maturities of investments . . . . . . . . . .       2,441,802          2,490,049
        Loans and investments originated in finance businesses  . . . . . .        (326,253)          (158,540)
        Principal collections on loans and investments originated
          in finance businesses . . . . . . . . . . . . . . . . . . . . . .         302,776            254,522
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,519)           (18,527)
                                                                                -----------        -----------
    Net cash flows from investing activities  . . . . . . . . . . . . . . .         831,621         (1,886,389)
                                                                                -----------        -----------
      Cash flows from financing activities:
        Proceeds from borrowings of finance businesses  . . . . . . . . . .         231,274            196,619
        Proceeds from other borrowings  . . . . . . . . . . . . . . . . . .         825,942            941,712
        Repayments of borrowings of finance businesses  . . . . . . . . . .        (202,278)          (273,723)
        Repayments of other borrowings  . . . . . . . . . . . . . . . . . .        (905,488)        (1,109,886)
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (818)              (938)
                                                                                -----------        -----------
    Net cash flows from financing activities  . . . . . . . . . . . . . . .         (51,368)          (246,216)
                                                                                -----------        -----------
    Increase (decrease) in cash and cash equivalents  . . . . . . . . . . .       1,610,145         (1,668,841)
    Cash and cash equivalents at beginning of year* . . . . . . . . . . . .         289,857          1,854,621
                                                                                -----------        -----------
    Cash and cash equivalents at end of first nine months*  . . . . . . . .     $ 1,900,002        $   185,780
                                                                                ===========        ===========

    Supplemental cash flow information:
      Non-cash investing and financing activities:
        Liabilities assumed in connection with acquisitions
          of businesses . . . . . . . . . . . . . . . . . . . . . . . . . .     $   248,445        $      --
        Common shares issued in connection with acquisitions
          of businesses . . . . . . . . . . . . . . . . . . . . . . . . . .         348,569               --
      Cash paid during the period for:
        Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .         214,620            379,397
        Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65,042             72,144

 *Cash and cash equivalents are comprised of the following:
      Beginning of year --
        Finance businesses  . . . . . . . . . . . . . . . . . . . . . . . .     $    15,976        $    16,518
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         273,881          1,838,103
                                                                                -----------        -----------
                                                                                $   289,857        $ 1,854,621
                                                                                ===========        ===========
      End of first nine months --
        Finance businesses  . . . . . . . . . . . . . . . . . . . . . . . .     $    20,802        $    21,029
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,879,200            164,751
                                                                                -----------        -----------
                                                                                $ 1,900,002        $   185,780
                                                                                ===========        ===========

    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.             Q/E 9/30/95


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



NOTE 3. INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

        Data with respect to investments in securities with fixed maturities (other than Salomon Inc Cumulative Convertible Preferred Stock and securities with fixed maturities held by finance businesses -- See Notes 4 and 10) are shown in the tabulation below.



                                                                                            (000s omitted)
                                                                                    September 30,    December 31,
                                                                                        1995             1994
                                                                                    ------------     ------------
    Amortized cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  774,367       $1,805,515
    Gross unrealized gains  . . . . . . . . . . . . . . . . . . . . . . . . .           111,790           39,766
    Gross unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . .            (3,133)         (24,548)
                                                                                     ----------       ----------
    Estimated fair value  . . . . . . . . . . . . . . . . . . . . . . . . . .        $  883,024       $1,820,733
                                                                                     ==========       ==========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.              Q/E 9/30/95

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. INVESTMENT IN SALOMON INC

        The Company's investment in Salomon Inc consists of the following:

                                                                           (000s omitted)
                                                  September 30, 1995                          December 31, 1994
                                       ---------------------------------------    ---------------------------------------
                                                      Fair Market     Carrying                   Fair Market   Carrying
                                           Cost         Value          Value          Cost         Value         Value
                                       ------------ -------------   -----------   ------------ -------------  -----------
Cumulative Convertible
  Preferred Stock . . . . . . . . . .   $  700,000    $  735,000    $  735,000     $  700,000    $  735,000    $  735,000
Common Stock  . . . . . . . . . . . .      324,445       255,394       299,045        324,445       248,760       288,418
                                        ----------    ----------    ----------     ----------    ----------    ----------
                                        $1,024,445    $  990,394    $1,034,045     $1,024,445    $  983,760    $1,023,418
                                        ==========    ==========    ==========     ==========    ==========    ==========

        The carrying value of the Salomon Inc common stock is determined in accordance with the provisions of Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". That pronouncement specifies that the equity method be applied only to investments in common stock. Accordingly, the Cumulative Convertible Preferred Stock is carried at fair value.

        At September 30, 1995, Berkshire subsidiaries possessed slightly in excess of 20% of the total voting rights in Salomon Inc. On October 31, 1995, in accordance with the terms of the Cumulative Convertible Preferred Stock, Salomon Inc redeemed 20% of the preferred shares owned by Berkshire for $140 million. After the redemption, Berkshire subsidiaries possessed 17.6% of the total voting rights in Salomon Inc.

NOTE 5. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

        Data with respect to investments in marketable equity securities are shown in the tabulation below.

                                                                                            (000s omitted)
                                                                                   September 30,     December 31,
                                                                                       1995             1994
                                                                                   -------------     ------------
    Total cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 5,847,856      $ 5,583,111
    Gross unrealized gains  . . . . . . . . . . . . . . . . . . . . . . . . .        15,007,438        9,789,589
    Gross unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . .           (26,437)        (136,206)
                                                                                   ------------      -----------
    Total approximate market value  . . . . . . . . . . . . . . . . . . . . .       $20,828,857      $15,236,494
                                                                                    ===========      ===========
    Carrying value:
      American Express Company  . . . . . . . . . . . . . . . . . . . . . . .       $ 2,194,650      $   818,918
      Capital Cities/ABC, Inc.  . . . . . . . . . . . . . . . . . . . . . . .         2,352,500        1,705,000
      The Coca-Cola Company . . . . . . . . . . . . . . . . . . . . . . . . .         6,900,000        5,150,000
      GEICO Corporation (See Note 6)  . . . . . . . . . . . . . . . . . . . .         2,337,562        1,678,250
      The Gillette Company  . . . . . . . . . . . . . . . . . . . . . . . . .         2,286,000        1,797,000
      Wells Fargo & Company . . . . . . . . . . . . . . . . . . . . . . . . .         1,260,620          984,727
      All others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,497,525        3,102,599
                                                                                    -----------      -----------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $20,828,857      $15,236,494
                                                                                    ===========      ===========

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                Q/E 9/30/95


        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6. ACQUISITION OF GEICO CORPORATION COMMON STOCK

        On August 25, 1995, Berkshire and GEICO Corporation ("GEICO") announced that Berkshire would acquire all the GEICO shares it does not currently own for $70 per share or approximately $2.3 billion. GEICO is a multiple line property and casualty insurer, the principal business of which is writing private passenger automobile insurance. The transaction is subject to the required approval of state insurance regulators and to the approval of holders of 80% of GEICO's shares. Since Berkshire currently owns about 51% of GEICO's outstanding shares, the holders of about 60% of GEICO's shares not owned by Berkshire must also vote in favor of the transaction. Pursuant to an order of the insurance regulatory authorities issued in connection with Berkshire's purchase of GEICO stock in 1976, Berkshire has granted a proxy to an independent bank which in voting such shares is guided solely by its judgement as to the best interests of Berkshire.

        It is expected that the transaction will be consummated during January, 1996, at which time GEICO will become a wholly owned subsidiary of Berkshire and at which time the aforementioned proxy will be vacated. Accordingly, upon consummation of the transaction and termination of the proxy, Berkshire will begin including GEICO's accounts in its consolidated financial statements.


NOTE 7. OTHER ASSETS

        Other assets are summarized below:

                                                                                           (000s omitted)
                                                                                   September 30,      December 31,
                                                                                        1995              1994
                                                                                   ------------       ------------
    Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  687,977          $454,633
    Deferred charges re reinsurance assumed . . . . . . . . . . . . . . . . .          402,430           440,664
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           97,853            89,579
                                                                                    ----------          --------
                                                                                    $1,188,260          $984,876
                                                                                    ==========          ========

NOTE 8. PROPERTY AND CASUALTY INSURANCE POLICYHOLDER LIABILITIES

        Property and casualty insurance policyholder liabilities are summarized below:

                                                                                           (000s omitted)
                                                                                   September 30,     December 31,
                                                                                        1995             1994
                                                                                   -------------     ------------
    Unpaid losses and loss adjustment expenses  . . . . . . . . . . . . . . .        $3,656,046       $3,430,028
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . .           612,909          307,232
    Funds held under reinsurance assumed  . . . . . . . . . . . . . . . . . .           359,425          307,287
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           144,754          156,266
                                                                                     ----------       ----------
                                                                                     $4,773,134       $4,200,813
                                                                                     ==========       ==========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.            Q/E 9/30/95

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. DEFERRED INCOME TAX LIABILITY

        The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1995 and December 31, 1994 are as follows:

                                                                                           (000s omitted)
                                                                                    September 30,     December 31,
                                                                                        1995             1994
                                                                                    -------------     ------------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments  . . . . . . . . . . . .      $5,280,892        $3,381,328
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,624            71,883
                                                                                    -----------       -----------
                                                                                      5,345,516         3,453,211
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (281,391)         (223,010)
                                                                                     ----------        ----------
    Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . . . . .      $5,064,125        $3,230,201
                                                                                     ==========        ==========

NOTE 10. FINANCE BUSINESSES

         Assets and liabilities of Berkshire's finance businesses are summarized below.

                                                                                           (000s omitted)
                                                                                    September 30,     December 31,
                                                                                        1995             1994
                                                                                    -------------     ------------
    Assets
    ------
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .         $  20,802         $  15,976
    Installment loans and other receivables . . . . . . . . . . . . . . . . .           272,476           157,985
    Fixed maturity investments  . . . . . . . . . . . . . . . . . . . . . . .           542,123           538,866
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,448             4,255
                                                                                       --------          --------
                                                                                       $839,849          $717,082
                                                                                       ========          ========
    Liabilities
    -----------
    8.125% Notes, payable in 1996 . . . . . . . . . . . . . . . . . . . . . .          $120,000          $120,000
    Borrowings under investment agreements and other debt . . . . . . . . . .           493,678           369,964
    Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           101,733            41,021
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            31,266            31,458
                                                                                       --------          --------
                                                                                       $746,677          $562,443
                                                                                       ========          ========

NOTE 11. UNREALIZED APPRECIATION OF INVESTMENTS

         Changes in "Unrealized appreciation of investments, net", the balance of which is carried in shareholders' equity, were as follows during the third quarter and first nine months of 1995 and 1994:

                                                                            (000s omitted)
                                                              Third Quarter                 First Nine Months
                                                        --------------------------      --------------------------
                                                           1995           1994             1995            1994
                                                        ----------      ----------      -----------     ----------
     Increase in unrealized appreciation  . . . . .     $2,020,101      $  783,555      $ 5,421,056     $  900,245
     Increase in deemed applicable income taxes . .       (707,919)       (273,902)      (1,899,564)      (315,758)
     (Increase) decrease in minority shareholders'
        interest  . . . . . . . . . . . . . . . . .         (7,683)          4,099          (37,971)        (8,765)
                                                        ----------      ----------      -----------     ----------
       Net increase . . . . . . . . . . . . . . . .      1,304,499         513,752        3,483,521        575,722
     Balance at beginning of period . . . . . . . .      8,543,384       5,474,622        6,364,362      5,412,652
                                                        ----------      ----------      -----------     ----------
     Balance at end of third quarter  . . . . . . .     $9,847,883      $5,988,374      $ 9,847,883     $5,988,374
                                                        ==========      ==========      ===========     ==========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.              Q/E 9/30/95

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net earnings for the third quarter and first nine months of the current and prior year are disaggregated in the following table. Amounts are in thousands and each figure is income tax effected.

                                                               Third Quarter                First Nine Months
                                                          -----------------------         -----------------------
                                                            1995            1994            1995          1994
                                                          --------        --------        --------       --------
Insurance, except realized investment gain/loss . .       $ 98,418        $ 73,615        $277,938       $237,063
Manufacturing, merchandising and services . . . . .         33,894          40,074         111,529        128,778
Unallocated income/expense, net . . . . . . . . . .          5,659           6,013          17,863         14,989
Interest expense* . . . . . . . . . . . . . . . . .         (8,689)         (9,236)        (25,234)       (29,268)
                                                          --------        --------        --------       --------
    Earnings before realized investment gain/loss .        129,282         110,466         382,096        351,562
Realized investment gain (loss) . . . . . . . . . .         43,187          (4,646)         90,169         51,795
                                                          --------        --------        --------       --------
    Net earnings  . . . . . . . . . . . . . . . . .       $172,469        $105,820        $472,265       $403,357
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

                                                              Third  Quarter                First Nine Months
                                                         ------------------------        -------------------------
                                                            1995           1994            1995            1994
                                                         ---------      ---------        --------       ----------
Premiums earned from:
    Primary or direct insurance . . . . . . . . . .       $ 60,497       $ 59,182        $176,354        $163,998
    Reinsurance assumed . . . . . . . . . . . . . .        113,355         71,962         403,069         313,162
                                                          --------       --------        --------        --------
                                                          $173,852       $131,144        $579,423        $477,160
                                                          ========       ========        ========        ========

Underwriting gain (loss) attributable to:
    Primary or direct insurance . . . . . . . . . .       $  6,944       $ 17,229       $  10,438        $ 22,232
    Reinsurance assumed . . . . . . . . . . . . . .        (35,860)       (26,332)        (58,067)        (51,066)
                                                          --------       --------        --------        --------
      Total underwriting loss . . . . . . . . . . .        (28,916)        (9,103)        (47,629)        (28,834)
Net investment income . . . . . . . . . . . . . . .        142,142         94,736         368,809         303,768
                                                          --------       --------        --------        --------
      Earnings before income taxes  . . . . . . . .        113,226         85,633         321,180         274,934
Income tax expense  . . . . . . . . . . . . . . . .         13,378         10,540          37,686          33,916
Minority interest . . . . . . . . . . . . . . . . .          1,430          1,478           5,556           3,955
                                                          --------       --------        --------        --------
      Net earnings from Insurance,
        except realized investment gain/loss  . . .       $ 98,418       $ 73,615        $277,938        $237,063
                                                          ========       ========        ========        ========


        Premiums earned during the third quarter and first nine months of 1995 by the Group's primary or direct insurance operations exceeded amounts earned in the corresponding prior year periods by $1.3 million (2.2%) and $12.4 million (7.5%), respectively. These comparative increases derived from increased amounts earned by the homestate and credit card credit insurance businesses, offset by lower amounts earned by the traditional commercial motor vehicle and California worker's compensation insurance businesses. Despite the comparative increases in the credit insurance and homestate operations, premium volume continues to be constrained by management's perception of inadequate prices for many commercial insurance coverages.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.            Q/E 9/30/95

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

        INSURANCE GROUP (Continued)

        Underwriting results of the Group's primary or direct insurance operations for the third quarter and first nine months of 1994 included credits of about $11 million and $22 million, respectively, from reductions of loss reserves established for pre-1994 loss occurrences with respect to the professional/specialty risk operations. There were no similar credits in 1995 periods. Excluding the benefit of the credits in 1994 periods, underwriting gains in 1995 from the primary or direct insurance businesses exceeded gains in 1994 periods by $1 million for the third quarter and $10 million for the first nine months.

        Reinsurance premiums earned during the third quarter and first nine months of 1995 exceeded amounts earned during the corresponding prior year periods by $41.4 million (57.5%) and $89.9 million (28.7%), respectively. Increased amounts earned in 1995 periods were attributed to a small number of quota-share and non-catastrophe excess of loss treaties. Premiums earned from such policies during the third quarter were $96 million in 1995 and $48 million in 1994. For the first nine months premiums earned from quota share and non-catastrophe coverages totalled $265 million in 1995 and $145 million in 1994. Premiums earned from catastrophe excess of loss coverages during the third quarter were $13 million in 1995 and $24 million in 1994. Amounts earned from such coverages for the first nine months were $133 million in 1995 and $167 million in 1994. In recent years, significant amounts of industry capital has been devoted to the catastrophe excess of loss business and prices for these coverages have declined in many instances to levels considered inadequate by management. Premiums earned from catastrophe coverages may decline in the future.

        Underwriting losses from quota share and non-catastrophe reinsurance coverages totalled $23 million and $6 million for the third quarter of 1995 and 1994, respectively. For the first nine months, underwriting losses derived from these coverages totalled about $79 million in 1995 and $42 million in 1994. The catastrophe excess of loss business produced a small gain in the third quarter of 1995 compared to a small loss in 1994. Underwriting gains from the catastrophe business totalled $74 million and $40 million for the first nine months of 1995 and 1994, respectively. Reinsurance underwriting results also include charges related to accretion of discounted structured settlement liabilities and amortization of deferred charges established with respect to retroactive reinsurance contracts. These recurring charges, with no offsetting premium income, totalled $19 million and $17 million for the third quarter of 1995 and 1994, respectively. For the first nine months, such charges aggregated $53 million in 1995 and $49 million in 1994.

        During the fourth quarter of 1995, many catastrophe policies will expire and the related premiums will be earned reflecting the Group's practice to defer earning catastrophe premiums until the earlier of a loss occurrence or policy expiration. In the absence of any fourth quarter catastrophe occurrences, this business could produce a pre-tax net underwriting gain of about $85 million. This compares to 1994's fourth quarter pre-tax gain of about $200 million.

        Net investment income of the Insurance Group for the third quarter and first nine months of 1995 and 1994 included the Group's equity in net earnings of Salomon Inc with respect to the Group's investment in common stock of that company. For the third quarter, the equity in net earnings was $15 million in 1995 compared to a loss of $8 million in 1994. For the first nine months of 1995, the Group's equity in net earnings of Salomon Inc was $14 million compared to a loss of $22 million for the first nine months of 1994. The Group continues to employ substantial amounts of investable policyholder funds, or "float", about $3.8 billion at September 30, 1995.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.              Q/E 9/30/95


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

        MANUFACTURING, MERCHANDISING AND SERVICES

        Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in thousands.

                                              Third Quarter                          First Nine Months
                                     ------------------------------------   -------------------------------------
                                            1995                1994                1995                1994
                                     ----------------    ----------------   ----------------    -----------------
                                      Amount      %       Amount      %        Amount      %       Amount     %
                                     --------   -----    --------   -----   ----------   -----  ----------  -----
Revenues  . . . . . . . . . . .      $688,173   100.0    $561,669   100.0   $1,890,275   100.0  $1,686,153  100.0
Costs and expenses  . . . . . .       629,120    91.4     496,206    88.3    1,700,054    89.9   1,474,911   87.5
                                     --------   -----    --------   -----   ----------   -----  ----------  -----
Earnings before income taxes  .        59,053     8.6      65,463    11.7      190,221    10.1     211,242   12.5
Applicable income taxes . . . .        23,999     3.5      24,486     4.4       75,658     4.0      79,798    4.7
Applicable minority interest  .         1,160     0.2         903     0.2        3,034     0.2       2,666    0.2
                                     --------   -----    --------   -----   ----------   -----  ----------  -----
Net earnings  . . . . . . . . .      $ 33,894     4.9    $ 40,074     7.1   $  111,529     5.9  $  128,778    7.6
                                     ========   =====    ========   =====   ==========   =====  ==========  =====

        Revenues from these several and diverse business activities during 1995's third quarter and first nine months were greater by $126.5 million (22.5%) and $204.1 million (12.1%). Much of the increase during the third quarter and for the first nine months resulted from the acquisitions of Helzberg's Diamond Shops, Inc. ("Helzberg's") and R.C. Willey Home Furnishings ("R.C. Willey"). Helzberg's operates a chain of 150 jewelry stores and R. C. Willey is the dominant retailer of home furnishings in Utah. As discussed in the Notes to the Interim Consolidated Financial Statements, these businesses were acquired during 1995's second quarter and their results are included in the statement of earnings from the effective dates of the acquisitions. It is anticipated that Helzberg's and R.C. Willey will generate combined annual revenues of about $600 million.

        Also contributing to the aforementioned revenue increases were comparative increases recorded for both the third quarter and first nine months by Berkshire's home furnishings (Nebraska Furniture Mart) and home cleaning systems (Kirby brand products) segments. Somewhat offsetting these increases were declines in comparative revenues for both the third quarter and first nine months by Berkshire's encyclopedia (World Book products) and shoe (H. H. Brown Shoe Company, Lowell Shoe, Inc. and Dexter Shoe Company) segments.

        Net earnings from this group of businesses declined $6.2 million (15.4%) during 1995's third quarter and $17.2 million (13.4%) during 1995's first nine months as compared to the prior year. The inclusion of Helzberg's and R.C. Willey in 1995's third quarter and first nine months had a favorable impact on comparative results. However, more than offsetting the favorable impact of these acquisitions were declines in 1995 net earnings as compared to 1994 in the third quarter and first nine months from Berkshire's encyclopedia and shoe segments.

        UNALLOCATED INCOME/EXPENSE, NET

        Unallocated income/expense represents principally investment income of the parent company and non-insurance subsidiaries, reduced by parent company administrative costs.

        INTEREST EXPENSE

        Average outstanding borrowings under investment agreements during the first nine months of 1995 were approximately $105 million less than the average amount outstanding during the first nine months of 1994. The decline in borrowings accounted for most of the reduction in interest expense in 1995 as compared to 1994.

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                  Q/E 9/30/95

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

FINANCIAL CONDITION

         Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at September 30, 1995, was $16.2 billion or $13,556 per share. Over the past twelve months, net book value per share has grown by 40.0%.

         It is anticipated that the closing of the transaction whereby Berkshire will acquire all of the GEICO shares it does not currently own will occur during early 1996. The total cash consideration required at the closing of approximately $2.3 billion will be obtained from internally generated funds.

                           PART II OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 a.       Exhibits
                          Exhibit 27 -- Financial Data Schedule

                 b.       Reports on Form 8-K
                          Form 8-K Filed August 25, 1995 - Item 5 Other Events


                                   SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      BERKSHIRE HATHAWAY INC.
                                                      -----------------------
                                                      (Registrant)


Date November 10, 1995                                  /s/ Marc D. Hamburg
     -----------------                            -------------------------------
                                                          (Signature)
                                                  Marc D. Hamburg, Vice President
                                                  and Principal Financial Officer