Form 10-K
period 1995-12-31
BERKSHIRE HATHAWAY INC /DE/
filed 1996-03-27
CIK 109694

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE FISCAL YEAR ENDED December 31, 1995
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM___________TO____________

                    COMMISSION FILE NUMBER 1-10125

                            BERKSHIRE HATHAWAY INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                                              04 2254452
----------------------------------------------------                           ---------------------------------
         State or other jurisdiction of                                                    (I.R.S. Employer
         incorporation or organization                                                  Identification number)

          1440 Kiewit Plaza, Omaha, Nebraska                                                 68131
----------------------------------------------------                           ---------------------------------
        (Address of principal executive office)                                             (Zip Code)

Registrant's telephone number, including area code     (402) 346-1400
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class                                Name of each exchange on which registered
Common Stock, $5.00 Par Value                                       New York Stock Exchange
-----------------------------------------------------------         ------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant - $21,750,705,600*

Indicate number of shares outstanding of each of the Registrant's classes of common stock:

March 26, 1996 -- common stock, $5 par value  . . . . . .   1,193,512 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

                    Document                                Incorporated In
                    --------                                ---------------
Proxy Statement for Registrant's Annual
  Meeting to be held May 6, 1996                                Part III

* This aggregate value is computed at the last sale price of the common stock on March 22, 1996. It does not include the value of 550,000 shares held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

                                     Part I


ITEM 1.  BUSINESS

         Berkshire Hathaway Inc. ("Berkshire", "Company", or "Registrant") is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these is the property and casualty insurance business conducted nationwide on a primary or direct basis and worldwide on a reinsurance basis through a number of subsidiaries collectively referred to in this report as the Berkshire Hathaway Insurance Group.

         Additionally, Berkshire Hathaway Inc. publishes the Buffalo News, a daily and Sunday newspaper in upstate New York. Other business activities conducted by non-insurance subsidiaries include publication and distribution of encyclopedias and related educational and instructional material (World Book and Childcraft products), manufacture and marketing of home cleaning systems and related accessories (sold principally under the Kirby name), manufacture and sale of boxed chocolates and other confectionery products (See's Candies), retailing of home furnishings (Nebraska Furniture Mart and R.C. Willey Home Furnishings), manufacture and distribution of uniforms (Fechheimer Brothers Company) and manufacture, import and distribution of footwear (H. H. Brown Shoe Company, Lowell Shoe, Inc. and Dexter Shoe Company). Berkshire also owns a number of other businesses engaged in a variety of activities, as identified herein.

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

         The Berkshire Hathaway Insurance Group maintains capital strength at unparalleled high levels, significantly higher than normal in the industry. This strength differentiates Group members from their competitors. For example, in each of the past five years the Group's ratio of net premiums written to year-end statutory surplus was 10% or less. The industry average net premiums-to-surplus ratio from 1990 through 1994 ranged from 130% to 157%. The obvious margins of safety thus provided to insureds of the Group are particularly persuasive in marketing of individually negotiated insurance and reinsurance contracts.

         On a primary or direct basis (policies issued in the name of, and to the insured party) several of the subsidiary members underwrite multiple lines of principally casualty coverages nationwide for primarily commercial accounts. The primary or direct business is written through insurance agents and brokers. The traditional business of National Indemnity has been largely in providing liability coverages for commercial truck and bus operators and related commercial transportation activities that require specialized underwriting knowledge and techniques. This business is referred to internally as the National Indemnity Primary Group. The Commercial Casualty Division and the Professional Liability and Special Risk Division, each with offices in Stamford, Connecticut, solicit and underwrite especially large or unusual risks. Other member companies market various commercial coverages for standard risks to insureds in an increasing number of selected states. These operations are referred to as the "homestate" operations. Cypress Insurance Company ("Cypress"), a specialty carrier domiciled in California, provides workers' compensation insurance to employers primarily in that state.

         All primary or direct insurance operations employ disciplined underwriting practices that encourage rejection of underpriced risks. Premium rates for the businesses peaked in 1986 and have generally decreased thereafter. Because of the lower rates, members have written substantially less of this business since 1986. The amounts of primary or direct insurance premiums written in recent years by these businesses have stabilized, although currently at about 25% of the amount written in 1986.

         Generally, no improvement in prices is foreseen for 1996. Modest increases in premium volume are expected from continuing expansion of homestate operations into additional states and existing markets. In 1993 and 1994, premiums volume of Cypress increased from prior years due to increased marketing efforts. However, effective January 1, 1995, the regulations which established the minimum premium rates insurers must charge for workers' compensation coverage in California were eliminated. As a result, the level of business accepted in 1995 by Cypress declined.

         At the end of 1992, Berkshire acquired 82% of Central States Indemnity Co. of Omaha ("CSI"). CSI offers credit card insurance from its offices located in Omaha, Nebraska. CSI insures the credit card debt of policyholders if the policyholders become disabled or unemployed. The credit insurance is marketed to individuals through credit card issuers nationwide.

         The Reinsurance Division of National Indemnity in Stamford, Connecticut provides excess of loss and quota-share reinsurance to other property/casualty insurers and reinsurers. Minimal organizational resources, but huge financial resources, are currently devoted to this business. Over the past five years, premium volume generated from reinsurance activities has totalled approximately 75% of aggregate premium volume produced by the Insurance Group.

         During 1990, management perceived declines to be occurring in industry capacity and competition for catastrophe excess-of-loss type reinsurance coverages. Consequently, National Indemnity wrote coverages for a number of such risks. Management believes that in recent years the Berkshire Hathaway Insurance Group has been the largest provider in the world of this type of coverage. These coverages may provide sizeable amounts (i.e., often in excess of $10 million) of indemnification per contract and a single event may result in payments under a number of contracts. This business can produce extreme volatility in reported periodic results. Accounting consequences, however, do not influence decisions of Berkshire's management with respect to this or any other business, and this fact plus the Insurance Group's extraordinary financial strength are believed to be the primary reasons why the Group has become a major provider of these coverages.

         Since 1992, there has been a substantial increase in catastrophe reinsurance capacity for the industry. Most of the additional capacity has arisen from equity capital raised by newly-formed entities. Berkshire management observed that, in some instances, catastrophe reinsurance prices had fallen below the amounts considered adequate. The result was a decrease in the level of business accepted in 1995. Management anticipates that a reduced level of business may be accepted in 1996, and possibly, in subsequent years as well.

         In recent years, non-traditional reinsurance products -- finite-risk contracts -- have become significant in the property/casualty insurance marketplace. Those terms refer to reinsurance agreements whose terms provide essentially traditional coverages but also may contractually establish minimum and maximum payouts by the reinsurer. Minimum payout requirements may originate in commutation clauses that call for repayments to the reinsureds, on specified dates, of sums not otherwise paid out by the reinsurer as losses. The amount of risk transferred, while significant, is limited. The concept of time-value-of-money is an important element in the pricing and setting of terms for these contracts as the expected claim payment period can be lengthy. Transaction amounts and limits of indemnifications are likely to be large. In addition, a single contract may relate to loss occurrences in a number of lines of business that span a number of years. Significant financial strength is a need of any prospective provider of the non-traditional products and Berkshire meets that need. Since 1992, increased competition for such business and new accounting standards for ceding companies have limited the number of opportunities to write such business, particularly with respect to retroactive reinsurance coverages of past loss events. However, the occasional acceptance of such business produced considerable premium volume in 1994 and 1995.

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

         Investment portfolios of insurance subsidiaries include meaningful equity ownership percentages of other publicly traded companies. Such investments at year end 1995 included approximately 51% of the outstanding capital stock of GEICO Corporation (see discussion below for additional information about GEICO), approximately 10% of the outstanding capital stock of American Express Company, approximately 13% of the capital stock of Capital Cities/ABC, Inc., approximately 7% of the capital stock of Federal Home Loan Mortgage Corporation, approximately 11% of the common stock of The Gillette Company, approximately 8% of the capital stock of The Coca-Cola Company, approximately 16% of the capital stock of The Washington Post Company, approximately 14% of the common stock of Wells Fargo & Company, and common and convertible preferred stock of Salomon Inc having approximately 18% of the total voting power of that company. Much information about these publicly-owned companies is available, including that released from time to time by the companies themselves. See Item 8, Notes to Consolidated Financial Statements for information regarding the GEICO merger and the merger between Capital Cities/ABC, Inc. and The Walt Disney Company.

         On January 2, 1996, GEICO Corporation ("GEICO") became an indirect wholly-owned subsidiary of Berkshire as a result of the merger of an indirect wholly-owned Berkshire subsidiary with and into GEICO. The acquisition was pursuant to an Agreement and Plan of Merger dated August 25, 1995, wherein each issued and outstanding share of GEICO, except treasury shares and shares already held by Berkshire subsidiaries, was converted to the right to receive $70 cash, or $2.3 billion in the aggregate.

         GEICO is a holding company, headquartered in Chevy Chase, Maryland, whose subsidiaries are engaged primarily in the property and casualty insurance business and, to a relatively minor degree, in other financial service businesses. GEICO's property and casualty insurance business, founded in 1936, originally offered private passenger automobile insurance to preferred-risk government employees. Over the years, GEICO's insurance business has expanded to include preferred-risk non-government employees, standard risk and non-standard risk private passenger automobile insurance. To a lesser degree, GEICO subsidiaries offer homeowners insurance, fire and boat insurance (although, GEICO plans to have exited these lines of business within the next three years), and personal umbrella liability insurance to qualified applicants. GEICO offers property and casualty insurance coverages to individuals in 49 states and the District of Columbia by direct response methods, a major aspect of GEICO's strategy to be a low-cost provider of such coverages.

         Other subsidiaries of GEICO include a life insurance company, Criterion Life Insurance Company ("Criterion"); a commercial and consumer finance company, Government Employees Financial Services Company ("GEFCO"); a property/casualty reinsurance company, Resolute Reinsurance Company ("Resolute"); as well as several other subsidiaries involved in the sale of insurance or insurance related products. Criterion offers structured settlement single premium annuities to claimants of GEICO's property/casualty insurance affiliates. GEFCO is in the process of winding down its operations. Resolute suspended writing new and renewal reinsurance coverages in 1987 and is in the process of running off its claim obligations.

NON-INSURANCE BUSINESSES OF BERKSHIRE

         Registrant's seven non-insurance "reportable business segments" are described below.

         CANDY -- See's produces boxed chocolates and other confectionery products with an emphasis on quality in two large kitchens in California.
See's distributes its candies through its own retail stores - over 200 in number - located in 12 western and midwestern states, including Hawaii - and by mail order. A meaningful volume of candy business is also recorded for direct shipments made nationwide from its California based quantity order distribution centers.

         Seasonality in this business is extreme. Nearly 50% of each year's unit sales volume is generated during the last two months of the year, when quantity sales at reduced prices to businesses and other organizations augment the extremely high December shop and mail order volume.

         ENCYCLOPEDIAS, OTHER REFERENCE MATERIALS -- World Book publishes educational products for homes, schools, and libraries. Its chief products include: The World Book Encyclopedia, the largest-selling print encyclopedia in the United States; Childcraft, a resource library designed for pre school and primary grade children; Early World of Learning, a readiness program for preschoolers; and World Book Multimedia Encyclopedia, a CD-ROM version of the encyclopedia with enhanced audio, video and animation. These and other educational materials are marketed in the United States by a large direct-selling force. A newly copyrighted edition of The World Book Encyclopedia is published each year. Annual products such as The World Book Year Book, Science Year and The World Book Health & Medical Annual are updating publications for owners of earlier encyclopedia editions and are sold by direct mail. An international group markets these and other specially created educational products in Australia, the United Kingdom, Ireland and Canada with a commissioned sales force, and in 81 other countries through 49 distributors.

         There is significant competition in the business of publishing and marketing printed encyclopedias in North America, World Book's principal geographic market. World Book's selling prices are generally lower than those of its principal competitor; World Book quality is thought to be superior to any other.

         In recent years, the demand for printed encyclopedias has greatly declined. It is believed that a continuing increase in sales of home computers equipped with CD-ROM drives has contributed to the decline. Management is in the process of developing a strategy to sell an expanded line of products which better combine the advantages of print and electronic media.

         A large portion of encyclopedia sales is made on an installment basis. Wholly-owned Berkshire subsidiaries offer financing of domestic and certain foreign consumer receivables.

         HOME CLEANING SYSTEMS -- This segment of Berkshire's business is principally represented by Kirby home cleaning systems and products, sold to approximately 740 independent authorized factory distributors in the United States and foreign countries. These factory distributors sell to the consumer or to independent authorized area distributors who sell to the consumer. Sales are made through in-the-home demonstrations by independent salespeople. Substantially all of Kirby's sales to distributors are for cash. A wholly-owned Berkshire subsidiary offers financing to about 550 authorized distributors in the United States. The distributors independently establish the prices at which they offer Kirby products. Kirby and its distributors believe they offer a premium product, and it is believed that the prices are generally higher than those of most of its major competitors.

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

        HOME FURNISHINGS -- The Nebraska Furniture Mart ("NFM") operates a home furnishing retail business from a very large - approximately 400,000 square feet
- retail complex and sizable warehouse facilities in Omaha, Nebraska. Types of merchandise offered by NFM include furniture, major appliances, electronics, computers, floor coverings, and other home furnishings. The business serves a trade area with a radius around Omaha of approximately 300 miles. An important feature of the business is its ability to control its costs and to produce a high business volume from offerings of significant value to its customers, while realizing highly satisfactory earnings.

         The Home Furnishing segment increased significantly when in June, 1995, Berkshire acquired 100 percent of the stock of R.C. Willey Home Furnishings ("R.C. Willey"). R.C. Willey, founded in 1932, is the dominant home furnishings retailer in Utah. R.C. Willey sells basically the same types of products as NFM. In addition, R.C. Willey provides significant levels of customer financing which compliments its retail operations.

         Based in Salt Lake City, R.C. Willey operates five full retail stores and multiple warehouse and clearance facilities. These facilities -- which include over 475,000 square feet of retail space -- are strategically located within a 35 mile radius of Salt Lake City and serve customers in 4 western states.

         NEWSPAPER -- The Buffalo News, a division of Berkshire, publishes a Sunday edition and eight editions each weekday from its headquarters in Buffalo, New York. It is the only metropolitan newspaper published daily within a ten county upstate New York distribution area that comprises one of the 50 largest primary market areas in the United States.

         Among newspapers published in those primary markets, The Buffalo News claims the highest percentage of its area household coverage, 68% on weekdays and 83% on Sundays. Berkshire management believes the "newshole" percentage (portion of the paper devoted to news) of The Buffalo News to be greater than any other dominant newspaper of its size or larger. During 1995 this percentage was approximately 55%.

         SHOES -- This segment includes H. H. Brown Shoe Company ("H. H. Brown") which was acquired in July 1991, Lowell Shoe, Inc. ("Lowell") acquired at the end of 1992, and Dexter Shoe Company ("Dexter"), acquired in November 1993. A description of each of these businesses follows.

         H. H. Brown manufactures, imports and markets work, safety, outdoor, western work and casual footwear. Approximately 70% of H. H. Brown's revenues are derived from sales of a wide variety of work and safety shoes and boots. They are manufactured under the H. H. Brown, Carolina, Double-H Boot and other brand names as well as under private label. H. H. Brown is the leading domestic producer of steel toe safety work shoes. The company maintains a significant share in many niche markets in which it competes by providing functional footwear and emphasizing comfort.

         In addition to manufacturing its products at three facilities located in the United States and a facility in Canada, the company sources shoes and shoe components offshore. The Company markets its products entirely within the United States and Canada through a direct sales force of about 85 employees. Its customer base is primarily composed of small independent retailers and wholesalers who sell to workers in a variety of industries including steel, construction, agriculture and heavy manufacturing.

         H. H. Brown's consumers are typically middle income workers who are required by OSHA to wear a specific type of footwear or desire a specific functional product. The Company's competitors in this market are typically domestic work boot manufacturers. Management believes that its products are competitive in terms of quality and pricing.

         Lowell manufactures and markets women's casual, service and nurses footwear. These products are marketed under the brand names Soft Spots and Nurse Mates.

         Dexter manufactures and markets men's and women's dress, casual and athletic footwear. All products are manufactured and sold under the trademark Dexter. The Company specializes in the construction of Handsewns, Welts and Cements. The leather is purchased from domestic tanneries, and many of the other components used in the manufacturing process are made by Dexter.

         Dexter has four manufacturing facilities in Maine and two located in Puerto Rico. In addition to the manufacturing facilities, Dexter operates 76 factory outlet stores located in 11 states and Puerto Rico.

         The customer base is composed of independent retailers and department stores throughout the United States. Dexter's major customers are large department stores, including J. C. Penney and Nordstroms, specialty retailers such as Famous Footwear and military PX's. Additionally, Dexter exports its products to numerous foreign countries. Dexter is recognized throughout the United States for its footwear products and the customer is typically a middle income consumer.

         UNIFORMS -- The Fechheimer Brothers Company manufactures its products at plants in Kentucky, Ohio and Texas, for marketing through about fifty company-operated retail distribution centers and by independent distributors and dealers who together serve more than 200 major metropolitan areas.

         OTHER NON-INSURANCE ACTIVITIES not identified with Berkshire business segments include the more than one dozen diverse manufacturing businesses acquired with the 1986 purchase of The Scott & Fetzer Company. The largest revenue producer of these businesses is Campbell Hausfeld/Scott Fetzer Company, which manufactures and markets a variety of products including air compressors, air tools, painting systems, pressure washers, welders and generators. At the end of April, 1995, Berkshire acquired 100 percent of the stock of Helzberg's Diamond Shops, Inc. ("Helzberg's"). Helzberg's -- based in North Kansas City, Missouri -- operates a chain of 166 retail jewelry stores in twenty-five states. Most of Helzberg's stores are located in malls or power strip centers, and operate under the names: Helzberg Diamonds and Jewelry 3. In addition, for many years Berkshire has owned an 85% interest in a long established, high volume retailer of fine jewelry, Borsheim's, in Omaha, Nebraska.

         Berkshire Hathaway Inc. and subsidiaries employed approximately 24,000 persons on a full-time basis at December 31, 1995. This amount excludes approximately 7,600 full-time employees of GEICO Corporation, which was acquired by Berkshire in January, 1996.

ADDITIONAL INFORMATION WITH RESPECT TO BERKSHIRE'S BUSINESSES

         The amounts of revenue, operating profit and identifiable assets attributable to each of the eight aforementioned business segments are included in Note 18 to Registrant's consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant's investments in fixed maturity and marketable equity securities is included in Notes 3 through 7 to Registrant's consolidated financial statements.

ITEM 2.  PROPERTIES

         The physical properties used by Registrant's significant business segments are summarized below:

                                                                                                        Owned          Approx.
                                                                                                         or            Square
    Business                                  Location                      Type of Property           Leased         Footage
-----------------                     ------------------------           ---------------------         ------         -------
Company
Headquarters                          Omaha, NE                           Offices                        Leased          4,000

Insurance                             Omaha, NE                           Offices                        Owned          73,000
                                      Omaha, NE & other locations
                                        in Arizona, California,
                                        Colorado, Kansas
                                        & Connecticut                     Offices                        Leased        111,000

Candy                                 Los Angeles, CA & South             Plants/Warehouses/
                                        San Francisco, CA                   Offices                      Owned         274,000
                                      California                          Warehouses/Offices             Leased        385,000
                                      California & other                  Retail outlets and             Leased        337,000
                                        locations principally               quantity order centers
                                        in western states                   (210 locations)

Newspaper                             Buffalo, NY                         Offices                        Owned         195,000
                                      Buffalo, NY                         Printing Plant                 Owned         150,000
                                      New York &
                                        Washington, D.C.                  Offices/Warehouses             Leased         69,000

Home                                  Omaha, NE                           Retail Store                   Owned         400,000
Furnishings                           Omaha, NE & Lincoln, NE             Warehouses/Offices             Owned         650,000
                                      Des Moines, IA                      Retail Store                   Leased          4,000
                                      Salt Lake City & other              Warehouses/Offices             Owned         445,000
                                        Utah locations                    Warehouses/Offices             Leased        146,000
                                      Salt Lake City & other              Retail Stores                  Owned         341,000
                                        Utah locations                    Retail Stores                  Leased        140,000

Encyclopedias,                        Elk Grove Village, IL &
Other Reference                         Addison, IL                       Offices/Warehouse              Owned         100,000
Material                              Chicago, IL & vicinity              Offices                        Leased         68,000
                                      Australia                           Offices/Warehouses             Leased          7,000
                                      United Kingdom                      Offices                        Leased         19,000

Home Cleaning                         Cleveland, OH,
Systems                                 Andrews, TX &                     Plants/Warehouses/             Owned         397,000
                                        Walnut Ridge, AR                    Offices
                                      Cleveland, OH                       Warehouse/Offices              Leased         23,000
                                      Canada & England                    Warehouses/Offices             Leased         31,000

Uniforms                              Cincinnati, OH &
                                        various other U.S.                Plants/Warehouses/
                                        locations                           Offices                      Owned         228,000
                                      Hodgenville, KY &                   Plants/Warehouses/
                                        various other U.S. locations        Offices                      Leased        239,000
                                      9 U.S. locations                    Retail Stores                  Owned          75,000
                                      44 U.S. locations                   Retail Stores                  Leased        387,000

                                                                                                        Owned          Approx.
                                                                                                         or            Square
    Business                                  Location                      Type of Property           Leased         Footage
-----------------                     ------------------------           ---------------------         ------         -------
Shoes                                 Morganton, NC, Womelsdorf,
                                        PA, Martinsburg, PA,
                                        Hudson, NH, Dexter, ME &          Plants/Warehouses/
                                        Canada                              Offices                      Owned       1,687,000
                                      Greenwich, CT, Commerce, CA,
                                        Morganton, NC, Skowhegan,
                                        ME, Newton, MA, Canada,
                                        Puerto Rico &                     Plants/Warehouses/
                                        Dominican Republic                  Offices                      Leased        710,000
                                      46 U.S. locations                   Retail Stores                  Owned         316,000
                                      45 U.S. & Puerto Rico locations     Retail Stores                  Leased        322,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


EXECUTIVE OFFICERS OF THE REGISTRANT

         Following is a list of the Registrant's executive officers:

        Name                                        Age             Position with Registrant                       Since
--------------------                                ---           ----------------------------                  -----------
Warren E. Buffett                                    65           Chairman of the Board                            1970
Marc D. Hamburg                                      46           Vice President                                   1992
Charles T. Munger                                    72           Vice Chairman of the Board                       1978

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

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

MARKET INFORMATION

         The Company's Common Stock is listed for trading on the New York Stock Exchange, trading symbol: BRK. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

1995                                       High     Low        1994                                             High       Low
                                         -------  -------                                                      -------   -------
First Quarter     . . . . . . . . . . .  $25,200  $20,250      First Quarter  . . . . . . . . . . . . . . .    $16,900   $15,150
Second Quarter    . . . . . . . . . . . . 24,450   21,500      Second Quarter   . . . . . . . . . . . . . .     16,700    15,400
Third Quarter     . . . . . . . . . . . . 30,600   23,400      Third Quarter  . . . . . . . . . . . . . . .     19,750    16,425
Fourth Quarter    . . . . . . . . . . . . 33,400   28,850      Fourth Quarter   . . . . . . . . . . . . . .     20,800    19,200

SHAREHOLDERS

         The Company had approximately 9,000 record holders of its common stock at March 8, 1996. Record owners included nominees holding at least 215,000 shares on behalf of beneficial-but-not-of-record owners. Management believes that the Company has more than 20,000 beneficial owners.

DIVIDENDS

         Berkshire has not declared a cash dividend since 1967.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED FINANCIAL DATA FOR THE PAST FIVE YEARS
                  (dollars in millions, except per share data)

                                                                   1995          1994          1993          1992          1991
                                                                 --------      --------      --------       --------      --------
REVENUES:
         Sales and service revenues . . . . . . . . . . . . .    $2,755.9      $2,351.9     $1,962.9       $1,774.4      $1,651.1
         Insurance premiums earned  . . . . . . . . . . . . .       957.5         923.2        650.7          664.3         776.4
         Interest and dividend income . . . . . . . . . . . .       474.8         426.1        354.1          364.9         347.3
         Income from investment in Salomon Inc  . . . . . . .        78.8          30.1         63.0           63.0          63.0
         Income from finance businesses . . . . . . . . . . .        26.6          24.9         22.2           20.7          19.5
         Realized investment gain . . . . . . . . . . . . . .       194.1          91.3        546.4           89.9         192.5
                                                                 --------      --------     --------       --------      --------
         Total revenues . . . . . . . . . . . . . . . . . . .    $4,487.7      $3,847.5     $3,599.3       $2,977.2      $3,049.8
                                                                 ========      ========     ========       ========      ========

EARNINGS:
         Before realized investment gain and
                    cumulative effect of accounting change  .      $600.2        $433.7(1)    $402.4(2)      $347.7        $315.7

         Realized investment gain . . . . . . . . . . . . . .       125.0          61.1        356.7           59.6         124.2
         Cumulative effect of change in accounting
                    for income taxes  . . . . . . . . . . . .        --            --          (71.0)          --            --
                                                                   ------        ------       ------         ------        ------
         Net earnings . . . . . . . . . . . . . . . . . . . .      $725.2        $494.8       $688.1         $407.3        $439.9
                                                                   ======        ======       ======         ======        ======

EARNINGS PER SHARE:
         Before realized investment gain and
                    cumulative effect of accounting change  .     $505.60       $368.21(1)   $348.03(2)     $303.29       $275.42

         Realized investment gain . . . . . . . . . . . . . .      105.30         51.91       308.50          51.95        108.30
         Cumulative effect of change in accounting
                    for income taxes  . . . . . . . . . . . .        --            --         (61.39)          --            --
                                                                  -------       -------      -------        -------       -------
         Net earnings . . . . . . . . . . . . . . . . . . . .     $610.90       $420.12      $595.14        $355.24       $383.72
                                                                  =======       =======      =======        =======       =======

YEAR-END DATA:
         Total assets . . . . . . . . . . . . . . . . . . . .   $29,928.8     $21,338.2    $19,520.5      $17,132.0     $14,461.9
         Borrowings under investment agreements
                    and other debt (3)  . . . . . . . . . . .     1,061.7         810.7        972.4        1,154.7       1,100.5
         Shareholders' equity . . . . . . . . . . . . . . . .    17,217.1      11,875.0     10,428.5        8,896.4       7,379.9
         Common shares outstanding,
                    in thousands  . . . . . . . . . . . . . .       1,194         1,178        1,178          1,149         1,146
         Shareholders' equity per
           outstanding share  . . . . . . . . . . . . . . . .   $  14,426     $  10,083    $   8,854      $   7,745     $   6,437
                                                                =========     =========    =========      =========     =========

         (1) Includes a charge of $172.6 ($146.53/share) representing an other-than-temporary decline in value of investment in USAir Group, Inc. Preferred Stock.
         (2) Includes a charge of $75.3 ($65.38/share) representing the effect of the change in federal income tax rates on deferred taxes applicable to unrealized appreciation.
         (3)        Excludes borrowings of finance businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting minority interests and taxes.

                                                                                                 (dollars in millions)
                                                                                            --------------------------------
                                                                                             1995         1994         1993
                                                                                            ------      -------       ------
Property and Casualty Insurance Segment:
                 Underwriting . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 10.4       $ 79.9       $ 19.2
                 Investment income  . . . . . . . . . . . . . . . . . . . . . . . . .        416.3        349.2        320.9
                 Realized investment gain . . . . . . . . . . . . . . . . . . . . . .        117.7         61.6        362.7
                                                                                            ------       ------       ------
                    Total - Property and Casualty Insurance Segment   . . . . . . . .        544.4        490.7        702.8
Non-Insurance business segments . . . . . . . . . . . . . . . . . . . . . . . . . . .        147.4        165.8        133.3
Other businesses            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44.0         36.4         33.2
Realized investment gain (loss) not included above  . . . . . . . . . . . . . . . . .          7.3         (0.5)        (6.0)
All other except interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .         17.0         12.3          6.7
Interest expense            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (34.9)       (37.3)       (35.6)
                                                                                            ------       ------       ------
                 Earnings before nonrecurring charges
                   and effect of accounting change  . . . . . . . . . . . . . . . . .        725.2        667.4        834.4
Nonrecurring charges and effect of accounting change  . . . . . . . . . . . . . . . .         --         (172.6)      (146.3)
                                                                                            ------       ------       ------
                    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .       $725.2       $494.8       $688.1
                                                                                            ======       ======       ======

        The business segment data (Note 18 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

                 PROPERTY AND CASUALTY INSURANCE UNDERWRITING

        The after-tax figures shown above for Property and Casualty Insurance underwriting derive from the following:

                                                                                                 (dollars in millions)
                                                                                            -------------------------------
                                                                                             1995         1994        1993
                                                                                            ------       ------      ------
Underwriting gain (loss):
                 Primary or direct insurance  . . . . . . . . . . . . . . . . . . . .       $ 40.6       $ 48.3       $12.7
                 Reinsurance assumed  . . . . . . . . . . . . . . . . . . . . . . . .        (21.0)        80.7        17.3
                                                                                            ------       ------       -----
                    Underwriting gain -- pre-tax  . . . . . . . . . . . . . . . . . .         19.6        129.0        30.0
                 Applicable income taxes  . . . . . . . . . . . . . . . . . . . . . .          7.2         48.3        10.2
                 Applicable minority interest . . . . . . . . . . . . . . . . . . . .          2.0          0.8         0.6
                                                                                            ------       ------       -----
After-tax underwriting gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 10.4       $ 79.9       $19.2
                                                                                            ======       ======       =====

         The Berkshire Hathaway Insurance Group engages in both insurance and reinsurance of property/casualty risks. In its insurance activities, as distinguished from its reinsurance activities, its members assume risks of loss from persons primarily and directly subject to the risks. In its reinsurance activities, the members assume defined portions of similar or dissimilar risks to which other insurers and reinsurers have subjected themselves in their own insuring activities. Over the past three years, reinsurance assumed activities have produced about 73% of the aggregate premiums earned by the property and casualty insurance group.

         A significant marketing strategy followed by all Insurance Group members is the maintenance of extraordinary capital strength. Statutory surplus as regards policyholders of the Insurance Group increased to approximately $19.5 billion at December 31, 1995. This superior capital strength creates opportunities for Insurance Group members to negotiate and enter into contracts of insurance specially designed to meet unique needs of sophisticated insurance and reinsurance buyers.

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


                                                                             (dollars in millions)
                                                                1995                 1994                  1993
                                                          ---------------       ---------------       ---------------
                                                          Amount      %         Amount      %         Amount      %
                                                          -------   -----       -------   -----       -------   -----
Premiums written  . . . . . . . . . . . . . . . . . . .   $ 777.0               $ 689.8               $ 528.7
                                                          =======               =======               =======
Premiums earned . . . . . . . . . . . . . . . . . . . .   $ 717.6   100.0       $ 688.4   100.0       $ 442.4   100.0
                                                          -------   -----       -------   -----       -------   -----
Losses and loss expenses  . . . . . . . . . . . . . . .     522.0    72.7         476.9    69.3         350.9    79.3
Underwriting expenses . . . . . . . . . . . . . . . . .     216.6    30.2         130.8    19.0          74.2    16.8
                                                          -------   -----       -------   -----       -------   -----
Total losses and expenses . . . . . . . . . . . . . . .     738.6   102.9         607.7    88.3         425.1    96.1
                                                          -------   =====       -------   =====       -------   =====
Underwriting gain (loss) -- pre-tax . . . . . . . . . .   $ (21.0)              $  80.7               $  17.3
                                                          =======               =======               =======

         Reinsurance assumed operations are conducted from National Indemnity Company's offices in Stamford, Connecticut. The Insurance Group enters into a variety of types of reinsurance contracts, including catastrophe and other excess of loss contracts and quota share contracts. Excess of loss contracts provide indemnification to ceding companies for all or part of covered losses in excess of specified retentions. Such retentions may apply to either an individual loss occurrence or an aggregation of occurrences. Quota share contracts provide indemnification to ceding companies in specified proportion of the ceding companies' own losses. Most contracts specify a maximum aggregate amount of indemnification.

         Reinsurance premiums earned from catastrophe excess of loss policies totalled about $260 million in 1995, $447 million in 1994 and $152 million in 1993. Underwriting gains of approximately $152 million in 1995, $240 million in 1994 and $110 million in 1993, resulted from the Insurance Group's catastrophe reinsurance business. The considerable amounts of premiums earned from this business, coupled with the fact that only the 1994 Northridge earthquake produced a significant catastrophe loss during the last three years, contributed to the underwriting gains in each of these years.

         The magnitude of underwriting gains recorded over the last three years from the catastrophe reinsurance business should not be considered predictive of future results. The underwriting gains produced by this business in any given year can be easily exceeded by losses in the next. Thus periodic underwriting results were and are expected to be subject to substantial volatility. Berkshire's management, however, is willing to accept such volatility, provided that there is a reasonable prospect of long term profitability.

         The increased levels of capital devoted to the catastrophe reinsurance market by the insurance industry in recent years has put pressure on competitors to lower prices below the levels Berkshire management considered adequate. The result was a decrease in acceptances and amounts of premiums earned from catastrophe policies by the Group in 1995. Management anticipates that the level of catastrophe business accepted in 1996 may again decline.

         Premiums earned from other property and casualty excess of loss and quota-share coverages totalled about $451 million in 1995, $238 million in 1994 and $253 million in 1993. These coverages gave rise to underwriting losses of $98 million in 1995, $82 million in 1994 and $28 million in 1993. The increase in premiums earned in 1995 over amounts earned in 1994 and 1993 primarily derived from a few sizable excess of loss treaties.

         In most non-catastrophe reinsurance contracts, the concept of the time-value-of-money is an important consideration due to the anticipated extended claim payment period -- or "tail". This is especially true with respect to reinsurance of certain casualty or liability coverages, for which the premiums are based in significant part on time discounting of expected losses. Reserves for losses and loss expenses are established for these contracts on an undiscounted basis, thus resulting in underwriting losses for financial reporting purposes. This business is accepted, nonetheless, because of the large amounts of investable policyholder funds (or "float") that it produces.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PROPERTY AND CASUALTY INSURANCE UNDERWRITING (continued)

  Reinsurance Assumed (continued)

         The underwriting results from the reinsurance businesses discussed above reflect net charges of about $30 million in 1995 and $37 million in 1994 of adverse loss development of previous years loss occurrences. The nature of estimating losses is inherently imprecise, particularly with respect to losses which are reported and settled over lengthy periods of time. In the future, additional information will be revealed, including reports of additional cases of an unknown number and magnitude for pre- 1996 losses. Loss development represents corrections of prior estimates and is credited or charged to earnings in the year made. The estimated liability for unpaid losses and loss expenses from reinsurance assumed businesses totalled about $3.1 billion at the end of 1995. Subsequent loss development with respect to a liability of this magnitude is another factor which may cause substantial volatility in future periodic earnings.

         Prior to 1993, the Group entered into significant levels of retroactive reinsurance -- excess of loss coverage of past events and structured settlement reinsurance -- contracts providing periodic payments with respect to settled claims. Opportunities to write retroactive coverages in recent years have been minimal. Underwriting losses with respect to retroactive and structured settlement coverages amounted to $75 million in 1995, $78 million in 1994 and $64 million in 1993, reflecting principally the amortization of deferred charges re reinsurance assumed and accretion of discounted structured settlement liabilities. See Notes 1(g) and 1(h) to the Consolidated Financial Statements for information with respect to such charges and liabilities. The amortization and accretion are reported as losses incurred, and thus, because there is no related premium income, as underwriting losses. Amortization and accretion charges of about $70 million are expected in 1996.

  Primary or Direct Insurance Underwriting

         A summary follows of the combined underwriting results, stated on a GAAP basis, of the Berkshire Hathaway Insurance Group's primary or direct insurance operations.


                                                                   (dollars are in millions)
                                                          1995                1994                 1993
                                                   ----------------     ----------------      --------------
                                                   Amount       %        Amount      %        Amount     %
                                                   ------     -----      ------    -----      ------   -----
Premiums written  . . . . . . . . . . . . .        $247.2                $225.7               $208.4
                                                   ======                ======               ======
Premiums earned . . . . . . . . . . . . . .        $239.9     100.0      $234.8    100.0      $208.3   100.0
                                                   ------     -----      ------    -----      ------   -----
Losses and loss expenses  . . . . . . . . .          90.0      37.5        88.4     37.6        99.8    47.9
Underwriting expenses . . . . . . . . . . .         109.3      45.6        98.1     41.8        95.8    46.0
                                                   ------     -----      ------    -----      ------   -----
Total losses and expenses . . . . . . . . .         199.3      83.1*      186.5     79.4*      195.6    93.9*
                                                   ------     ======     ========   ======    ======    ====
Underwriting gain -- pre-tax  . . . . . . .        $ 40.6                $ 48.3               $ 12.7
                                                   ======                ======               ======

* Includes favorable loss development credits: 1995 -- $49.3 million, 1994 -- $54.1 million and 1993 -- $41.6 million. Without such credits, total losses and expenses as a percentage of premiums earned were: 1995 -- 103.7%, 1994 -- 102.4% and 1993 -- 113.9%.

         Primary or direct insurance activities include the "traditional" business, directed from National Indemnity Company's Omaha offices. This business represents principally casualty coverages for commercial accounts. The commercial casualty/professional liability/specialty risk operations located in Stamford, Connecticut, enter into insurance contracts with insureds presenting risks unusual in nature and/or especially large in amount. The Homestate Group companies underwrite various commercial coverages for risks in an increasing number of selected states. Cypress Insurance Company, a specialty carrier, underwrites workers' compensation risks primarily in California. Additionally, these activities include the credit card credit insurance business written nationwide by Central States Indemnity Co. of Omaha ("CSI"). Group members follow disciplined underwriting approaches which encourage rejection of underpriced risks without regard to volume considerations.

         CSI's business differs substantially from the insurance business underwritten by the other members of the Insurance Group. CSI's premiums derive from a high volume of small dollar premium transactions generated through credit card issuers. CSI's underwriting costs, primarily commissions to credit card issuers, are normally higher, but claim costs are normally lower than for the other primary or direct underwriting units. Overall, periodic underwriting results from this business are anticipated to be less volatile than the other primary or direct insurance operations. CSI produced premiums earned of $93 million, $72 million and $69 million for 1995, 1994 and 1993, respectively. CSI's net underwriting gain was about $7 million for 1995, $4 million for 1994 and $5 million for 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PROPERTY AND CASUALTY INSURANCE UNDERWRITING (continued)

  Primary or Direct Insurance Underwriting (continued)

         Premiums earned by Berkshire's other primary or direct insurance businesses totalled $147 million, $163 million and $140 million for 1995, 1994 and 1993, respectively. Higher amounts of premiums were earned by the Homestate Group in 1995 as compared to 1994. This increase was more than offset by decreased premiums earned in 1995 from each of the other primary or direct insurance businesses. Each primary or direct insurance business operates in highly competitive markets. Soft market conditions which have prevailed over the past several years continued through 1995 with respect to most property and casualty coverages. Management does not foresee any significant change in market conditions which would soon reverse the trend of low premium volume.

         Other primary or direct businesses produced a net underwriting gain of $33 million for 1995, $44 million for 1994 and $8 million for 1993. As noted in the preceding table, favorable loss development credits were recorded in each of the last three years. The favorable development recorded in 1995 and 1994 related principally to the traditional commercial business and to the commercial casualty/professional liability/specialty risks operations. In 1993, the favorable development credits related primarily to the traditional commercial business. While the trend of favorable development recognized in recent years is encouraging, there is no certainty that it will continue into future periods.

  INSURANCE SEGMENT INVESTMENT INCOME

         Following is a summary of Insurance Group net investment income for the past three years.

                                                                                       (dollars in millions)
                                                                                 1995          1994            1993
                                                                                ------        ------          ------
                 Investment income before taxes . . . . . . . . . . . . .       $500.2        $418.2          $375.4
                 Applicable income taxes  . . . . . . . . . . . . . . . .         78.9          64.3            51.2
                 Applicable minority interest . . . . . . . . . . . . . .          5.0           4.7             3.3
                                                                                ------        ------          ------
                 Investment income after taxes and minority interest  . .       $416.3        $349.2          $320.9
                                                                                ======        ======          ======

         Invested assets increased in each of the past three years. In the three year period, reinvested earnings of the Group and capital contributed by Berkshire totalled approximately $2.1 billion. In addition, over the past three year period, the amount of "float" from policyholder funds increased by approximately $1.3 billion. That term denotes the sum of unpaid losses, unpaid loss adjustment expenses, unearned premiums, and other liabilities to policyholders less the aggregate of agents' balances receivable, amounts recoverable as reinsurance on paid and unpaid losses, deferred policy acquisition costs, deferred charges re reinsurance assumed and prepaid income taxes. The net amount of float was approximately $3.8 billion at the end of 1995. The amount of pre-tax investment income shown above for 1995 and 1994 includes the equity in net earnings or losses with respect to the Group's investment in common stock of Salomon Inc. For 1995, the Group's equity in net earnings of Salomon was $17 million compared to a loss of $33 million for 1994. See Note 7 to the Consolidated Financial Statements for additional information regarding the investments in Salomon Inc.

  NON-INSURANCE BUSINESS SEGMENTS

         A summary follows of results to Berkshire from these identified business segments for the past three years.

                                                                          (dollars in millions)
                                                             1995                  1994                   1993
                                                        ---------------       ---------------        --------------
                                                         Amount     %          Amount     %           Amount     %
                                                        --------  -----       --------  -----        --------  -----
Revenues  . . . . . . . . . . . . . . . . . . . . .     $1,918.9  100.0       $1,771.9  100.0        $1,440.2  100.0
Cost and expenses . . . . . . . . . . . . . . . . .      1,669.6   87.0        1,496.5   84.5         1,215.4   84.4
                                                        --------  -----       --------  -----        --------  -----
Operating profit  . . . . . . . . . . . . . . . . .        249.3   13.0          275.4   15.5           224.8   15.6
Income taxes  . . . . . . . . . . . . . . . . . . .         98.6    5.1          106.2    6.0            87.8    6.1
Minority Interest . . . . . . . . . . . . . . . . .          3.3    0.2            3.4    0.2             3.7    0.3
                                                        --------  -----       --------  -----        --------  -----
Contribution to net earnings  . . . . . . . . . . .     $  147.4    7.7       $  165.8    9.3        $  133.3    9.2
                                                        ========  =====       ========  =====        ========  =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


NON-INSURANCE BUSINESS SEGMENTS (continued)

         A comparison of revenues and operating profits between 1995, 1994 and 1993 for each of the seven identifiable non-insurance business segments follows.

                                                                    (dollars in millions)                      Operating Profit
                                                             Revenues              Operating Profits          as a % of Revenues
                                                  -----------------------------  ----------------------      ---------------------
Segment                                             1995       1994      1993     1995     1994   1993       1995     1994    1993
-------                                           --------   --------  --------  ------- ------- -------     -----    ----    ----
Candy     . . . . . . . . . . . . . . . . . . . . $  233.6   $  216.1  $  201.0   $ 49.3 $  46.6  $ 40.3      21.1    21.6    20.0
Encyclopedias, other reference material . . . . .    157.9      191.3     198.8      7.4    24.4    19.4       4.7    12.8     9.8
Home cleaning systems . . . . . . . . . . . . . .    235.6      207.6     193.9     52.6    43.9    40.9      22.3    21.1    21.1
Home furnishings  . . . . . . . . . . . . . . . .    428.1      245.4     208.6     28.1    16.9    21.1       6.6     6.9    10.1
Newspaper . . . . . . . . . . . . . . . . . . . .    154.8      150.9     145.5     46.3    53.7    50.4      29.9    35.6    34.6
Shoes     . . . . . . . . . . . . . . . . . . . .    565.1      609.4     370.2     49.5    76.4    40.0       8.8    12.5    10.8
Uniforms  . . . . . . . . . . . . . . . . . . . .    143.8      151.2     122.2     16.1    13.5    12.7      11.2     8.9    10.4
                                                  --------   --------  --------   ------  ------  ------
                                                  $1,918.9   $1,771.9  $1,440.2   $249.3  $275.4  $224.8
                                                  ========   ========  ========   ======  ======  ======

  1995 compared to 1994

         Revenues from the seven identifiable non-insurance business segments of $1,918.9 million increased $147.0 million (8.3%) from the prior year. The overall operating profit from these business segments of $249.3 million decreased $26.1 million (9.5%). The following is a discussion of significant matters impacting comparative results for each of the non-insurance business segments.

         Candy

         Revenues of the candy segment increased $17.5 million (8.1%) over comparable prior year amounts. The comparative increase in revenues is primarily due to increased volume. Total pounds of candy sold increased about 7.1%. Most of the volume increase arose from See's quantity order and mail order programs. Total pounds sold during 1995 from quantity order and mail order programs increased about 15%.

         Operating profits increased $2.7 million (5.8%) over comparable prior year amounts. Somewhat offsetting the favorable impact on profits of the increased volume was increased advertising and payroll costs. Such increases primarily related to See's continuing efforts to intensify the marketing of its mail order and quantity order business.

         Encyclopedias, Other Reference Materials

         Revenues of this segment declined $33.4 million (17.5%) from 1994. The decline continues the trend of reduced unit sales of printed encyclopedias (World Book and Childcraft) which began in 1989 when revenues from this segment were in excess of $300 million. Operating profits of this segment declined $17.0 million (69.7%) from 1994. The comparative decline in operating profits was primarily due to the decline in revenues. Also negatively impacting comparative operating profits were increased paper costs and a higher ratio of administrative, selling and editorial costs to revenues.

         The quantity of print products sold in the future will be influenced by the capacity of the company to market and sell an expanded line of products which better combine the advantages of print and electronic media. World Book sold more than $4.0 million of multimedia encyclopedia products in 1995 and has significantly expanded its efforts to increase the number of CD-ROM titles in its library. Management believes the increased efforts in marketing and product innovation will enhance the capacity of the company to compete in the home and school markets for educational products.

         Management is concerned about the impact of the continued increase in home computers equipped with CD-ROMs and the lower price of CD-ROM encyclopedias in comparison to printed encyclopedias, World Book has stepped up its efforts to market its CD-ROM product (World Book Multimedia Encyclopedia). It is hoped that this product and other similar offerings will provide World Book an opportunity to better compete in an industry which is beset by increasingly tough competition from other CD-ROM and on-line offerings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NON-INSURANCE BUSINESS SEGMENTS (continued)

  1995 compared to 1994 (continued)

         Encyclopedias, Other Reference Materials (Continued)

         At the end of 1995, World Book began implementing various significant cost cutting measures. These measures included significant reductions in administrative costs and a major change in the way it distributes printed encyclopedias. It will take time to evaluate the effects of the various initiatives, but management is cautiously optimistic that such efforts will improve the prospects of this business.

         Home Cleaning Systems

         Revenues of the home cleaning systems segment increased $28.0 million (13.5%) and operating profits increased $8.7 million (19.8%) over prior year amounts. Unit sales volume increased 8% domestically and 24% in international markets. Foreign Kirby sales represent approximately 21% of total unit volume. The favorable comparative results are attributed to an increase in the average number of domestic distributors and improvements in the structure of the sales force in international markets. The businesses comprising this segment were acquired in connection with Berkshire's acquisition in 1986 of Scott Fetzer. Since that time, operating profits generated from these businesses have more than doubled and revenues have increased over 85%. Management anticipates continued successful results from this segment.

         Home Furnishings

         Revenues from this segment increased in 1995 by $182.7 million (74.4%) over the prior year. The major reason for the increase was an acquisition which took place at mid-year. Effective June 29, 1995, Berkshire consummated a merger with R.C. Willey Home Furnishings ("R.C. Willey") and acquired 100% of the stock of the privately held corporation. R.C. Willey, through its seven retail locations, is the dominant retailer of home furnishings in Utah. R.C. Willey sells the same types of products as the Nebraska Furniture Mart (the business formerly comprising this segment). Both businesses have about the same annual sales volume. For the last half of 1995, R.C. Willey contributed about $150 million to the overall comparative revenue increase of this segment.

         Operating profits of $28.1 million were $11.2 million (66.3%) greater than in 1994. R.C. Willey's inclusion in this segment's results for the second half of the year more than accounts for the increase in comparative operating profits. Nebraska Furniture Mart's ("NFM") comparative operating profits declined about 10% in 1995 as compared to 1994. The reduction in NFM operating profits resulted primarily from increased depreciation charges and payroll costs related to the first full year of operation of its electronics superstore more than offsetting the benefits of volume increases. The superstore known as the "Mega Mart" opened in November 1994.

         Newspaper

         Operating profits during 1995 of $46.3 million declined $7.4 million (13.8%) over the comparable 1994 amount. The decline in operating profits was not unexpected and was predicted in Berkshire's 1994 management's discussion. A major factor contributing to the decline in operating profits was a sharp increase in newsprint costs. The costs per metric ton of newsprint increased almost 40% in 1995 as compared to 1994. For several years prior to 1995, newsprint costs had either been stable or had declined. While management doesn't expect these costs to rise in 1996 at the same rate, it is still possible that additional increases of 5% to 10% will occur.

         Two other factors contributed somewhat to lower comparative operating profits. Special one-time charges were recorded to accrue the costs of buying out the contracts of a number of composing room employees whose services are not required under present production techniques but whose jobs were subject to lifetime guarantees. Additionally, adjustments were made to the periods over which certain data handling and electronic equipment were being depreciated.

         Over the last several years, the attractiveness of newspaper businesses as strong economic franchises has been reduced. While the industry retains excellent economics, over time it can be expected that the competitive strength of the newspaper business will gradually erode. However, management expects that the newspaper business and the Buffalo News in particular will remain a fine business for many years to come.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NON-INSURANCE BUSINESS SEGMENTS (continued)

  1995 compared to 1994 (continued)

         Shoes

         This segment includes H. H. Brown Shoe Company, Inc. ("H. H. Brown"), Lowell Shoe, Inc. ("Lowell") and Dexter Shoe Companies ("Dexter"). These businesses were acquired by Berkshire during the period between June 1991 and November 1993. H. H. Brown, acquired in 1991, is a manufacturer and distributor of work, safety and casual footwear. Lowell, acquired at the end of 1992, manufactures and markets women's casual, service and nurses' footwear. The acquisition of Dexter occurred in late 1993. Dexter is a manufacturer of men's and women's dress, casual and athletic footwear. Additionally, Dexter operates 76 retail outlet stores and H. H. Brown operates 15 retail shoe stores.

         Revenues during 1995 of $565.1 million were lower than the prior year by $44.3 million (7.3%). Operating profits of this segment declined $26.9 million (35.3%) in 1995 as compared to the prior year. All of the businesses which comprise this segment experienced declines in revenues and profits.

         The footwear industry, with the exception of the athletic segment, experienced depressed earnings during 1995 and many competitors earned only marginal profits or incurred losses. Intense competition resulted in many footwear manufacturers and importers selling their products at or below cost. A flurry of retail consolidations and closings resulted in a surplus of close-out merchandise and made sales of regular priced products extremely difficult.

         Management is optimistic that 1996 will be a better year for the footwear industry. The three businesses that comprise this segment provide functional footwear products to many niche markets. It is anticipated that these businesses will be able to capitalize on opportunities resulting from a reduction in competition. In order to maximize future opportunities, the businesses intend to focus on lowering production and administrative costs. Over time, it is expected that Berkshire's shoe businesses will return to higher earnings levels more in line with 1994's results.

         Uniforms

         The uniform segment's revenues decreased $7.4 million (4.9%) in 1995 as compared to 1994. However, operating profits in 1995 increased $2.6 million (19.3%) over the comparable prior year figure. The decline in comparative revenues was attributable to a reduction in sales to New York City fire fighters in connection with a special three year program which incepted in 1994. Somewhat offsetting the aforementioned revenue declines were increases in revenues from the segment's core uniform manufacturing businesses. Margins related to the New York City Fire Department business are significantly less than those of the core uniform manufacturing business. Thus, in spite of the overall decline in revenues, comparative operating profits increased primarily due to the sales mix change.

         1994 compared to 1993

         Revenues from the non-insurance business segments increased $331.7 million (23.0%) in 1994 as compared to 1993. The most significant revenue increase arose in the "shoes" segment where revenues increased $239.2 million (64.6%) over the comparable prior year figures. The acquisition of Dexter late in 1993 accounts for a substantial portion of the comparative increase as 1994 results include Dexter's business for the full year as compared to about two months in 1993. With the exception of the "encyclopedias, other reference material" segment, all other reportable non-insurance business segments experienced increases in comparative revenues in 1994 vs. 1993. The decline in the "encyclopedias, other reference material" segment was a result of the continuation of a reduction which began in 1989 in printed encyclopedia sales. (See preceding section regarding comparative 1995 vs. 1994 results for a discussion regarding the decline in World Book unit sales.)

         Operating profits of $275.4 million during 1994 were $50.6 million (22.5%) greater than in 1993. The "shoes" segment with a comparative increase of $36.4 million (91.0%) was the major contributor to the comparative increase. The Dexter acquisition accounts for substantially all the comparative increase in operating profits for the "shoes" segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NON-INSURANCE BUSINESS SEGMENTS (continued)

  BUSINESS OTHER THAN IDENTIFIED SEGMENTS


                                                                                        (dollars in millions)
                                                                                   --------------------------------
                                                                                    1995         1994         1993
                                                                                   ------       ------       ------
Revenues          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $877.9       $607.3       $550.7
                                                                                   ======       ======       ======
Operating profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 77.7       $ 59.2       $ 55.2
  Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32.7         22.1         20.8
  Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.0          0.7          1.2
                                                                                   ------       ------       ------
Contribution to net earnings  . . . . . . . . . . . . . . . . . . . . . . . .      $ 44.0       $ 36.4       $ 33.2
                                                                                   ======       ======       ======

         The above represent aggregate data for businesses that numbered 25 in 1995. Revenues from businesses not identified with specific business segments increased by $270.6 million (44.6%) in 1995 as compared to the prior year. Operating profits from this group of businesses increased by $18.5 million (31.2%) in 1995 versus the prior year. Most of this increase in revenues during 1995 relates to the acquisition of Helzberg's Diamond Shops ("Helzberg's") on April 30, 1995. Helzberg's consists of a chain of 166 retail jewelry stores operating in 25 states. Operating profits generated by Helzberg's during the last eight months of 1995 more than account for the increase in 1995 operating profits as compared to the prior two years.

  INTEREST EXPENSE

         The decrease in interest expense in 1995 as compared to 1994 primarily results from the fact that average outstanding borrowings under investment agreements decreased by about $64 million during 1995 as compared to 1994. Additionally, the average interest rate related to such borrowings decreased from 6.6% in 1994 to 6.5% in 1995. The level of average borrowings under investment agreements in 1994 was approximately $80 million greater than the comparable 1993 amount and primarily accounts for the increase in 1994's interest expense over the comparable 1993 amount.

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

         During the fourth quarter of 1993, an insurance subsidiary of Berkshire sold ten million common shares of its investment in Capital Cities/ABC, Inc. in connection with that Company's offer to buy from its shareholders up to twenty million of its common shares. Berkshire's after-tax gain from this transaction was $297.4 million.

   NONRECURRING CHARGES AND ACCOUNTING CHANGES

         As more fully described in Note 5 to the Consolidated Financial Statements, during 1994 the Company recorded a pre-tax charge of $268.5 million ($172.6 million after-taxes and minority interests) as result of recognizing an other than temporary decline in the value of its investment in USAir Group, Inc. Preferred Stock.

                 Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of adopting SFAS 109 on the Company's 1993 results was to decrease net earnings by about $71 million. Additionally, during 1993 a charge of $75.3 million was recorded as a result of the increase in the Federal corporate income tax rate from 34% to 35%. For a further description of the accounting change and the charge to earnings resulting from the change in Federal income tax rates, see Notes 1(m) and 11 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

         Berkshire's Consolidated Balance Sheet as of December 31, 1995, reflects continuing capital strength. In the past three years, Berkshire shareholders' equity has increased from approximately $8.9 billion at December 31, 1992 to approximately $17.2 billion at December 31, 1995. In that three-year period, realized and unrealized securities gains increased equity capital by approximately $6.0 billion, and reinvested earnings, other than realized securities gains, were about $1.4 billion.

         The following events occurred subsequent to December 31, 1995 and will impact future operating results and liquidity.



  GEICO Acquisition

         As more fully described in Note 3 to the Consolidated Financial Statements, on January 2, 1996 the Company consummated a merger with GEICO Corporation ("GEICO"). The merger was pursuant to an agreement dated August 25, 1995, whereby the Company agreed to acquire for cash each issued and outstanding common share of GEICO except shares already held by Berkshire. The cost of acquiring such shares was approximately $2.3 billion. The Company utilized cash and cash equivalents which were on hand at December 31, 1995 to acquire the GEICO common shares.

         GEICO, through its subsidiaries, is a multiple line property/casualty insurer, the principal business of which is writing private passenger automobile insurance. Beginning in 1996, GEICO's results will be included in the Company's consolidated financial statements. Inclusion of GEICO will have a substantial effect on comparative period-to-period underwriting results and investment income earned by the Insurance Group during 1996. GEICO's 1995 condensed financial statements are included in Note 3 to the Consolidated Financial Statements.

  Capital Cities/ABC, Inc. acquisition by The Walt Disney Company

         On January 4, 1996, shareholders of Capital Cities/ABC, Inc. ("Capital Cities") and The Walt Disney Company ("Disney") approved an agreement whereby each Capital Cities common share will be converted at the election of the holder, subject to certain limitations including proration, into the right to receive for each share of Capital Cities stock either a) one share of Disney stock and $65 in cash; or b) 2.048 shares of Disney stock; or c) $127 in cash. At December 31, 1995, Berkshire held 20 million Capital Cities common shares. The Company has elected the option of receiving 2.048 shares of Disney stock for each of its shares of Capital Cities stock. However, the election is subject to proration and the actual consideration to be received is not currently known.

  Proposed Recapitalization

         On February 13, 1996, Berkshire announced that at its annual meeting of shareholders to be held on May 6, 1996, shareholders will be asked to approve a recapitalization of Berkshire, creating two classes of common stock. If the recapitalization is approved, among other things, a new class of stock to be designated Class B Common Stock will be authorized. Berkshire's existing common stock will be redesignated as Class A Common Stock. Each share of Class A Common Stock will be convertible at the option of the holder into thirty shares of Class B Common Stock.

         For the purpose of creating an initial supply of Class B shares, Berkshire intends to make a public offering of at least $100 million of new Class B shares. Berkshire could, of course, issue more than $100 million of Class B shares, and will do so if believed necessary to forestall any speculative excesses in the market for its stock. Berkshire expects to find constructive uses from the proceeds generated from the public offering. However, at this time, the Company has no specific plans for utilizing the proceeds. The offering will be made only by means of a prospectus and is expected to occur, subject to shareholder approval of the recapitalization, reasonably soon following the annual meeting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

         We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and investments to conform with recent pronouncements of the Financial Accounting Standards Board.





DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 8, 1996

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)


                                                                                                             DECEMBER 31,
                                                                                                     -----------------------------
                                                                                                        1995               1994
                                                                                                     ----------         ----------
                                   ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,703.8          $   273.9
Investments:
         Securities with fixed maturities . . . . . . . . . . . . . . . . . . . . . . . . . . .           835.2            1,820.7
         Marketable equity securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,000.3           15,236.5
         Salomon Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           822.7            1,023.4
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           718.9              580.6
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           601.1              425.4
Properties and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           333.3              275.7
Assets of finance businesses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           756.7              717.1
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,156.8              984.9
                                                                                                      ---------          ---------
                                                                                                      $29,928.8          $21,338.2
                                                                                                      =========          =========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Property and casualty insurance policyholder liabilities  . . . . . . . . . . . . . . . . . . .       $ 4,629.7          $ 4,200.8
Accounts payable, accruals and other liabilities  . . . . . . . . . . . . . . . . . . . . . . .           482.1              397.4
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,588.5            3,292.6
Borrowings under investment agreements and other debt . . . . . . . . . . . . . . . . . . . . .         1,061.7              810.7
Liabilities of finance businesses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           685.2              562.4
                                                                                                      ---------          ---------
                                                                                                       12,447.2            9,263.9
                                                                                                      ---------          ---------

Minority shareholders' interests  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           264.5              199.3
                                                                                                      ---------          ---------

Shareholders' equity:
         Common stock of $5 par value. Authorized 1,500,000 shares;
           Issued 1,381,308 shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6.9                6.9
         Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,001.7              656.1
         Unrealized appreciation of investments, net  . . . . . . . . . . . . . . . . . . . . .        10,632.8            6,364.4
         Retained earnings        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,610.4            4,885.2
                                                                                                      ---------         ----------
                                                                                                       17,251.8           11,912.6
Less common stock in treasury, at cost
         (187,796 shares in 1995; 203,558 shares in 1994) . . . . . . . . . . . . . . . . . . .            34.7               37.6
                                                                                                      ---------         ----------
             Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,217.1           11,875.0
                                                                                                      ---------          ---------
                                                                                                      $29,928.8          $21,338.2
                                                                                                      =========          =========



          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------------------
                                                                                           1995            1994           1993
                                                                                       ------------    ------------   ------------
REVENUES:
         Sales and service revenues . . . . . . . . . . . . . . . . . . . . . . .          $2,755.9        $2,351.9      $1,962.9
         Insurance premiums earned  . . . . . . . . . . . . . . . . . . . . . . .             957.5           923.2         650.7
         Interest and dividend income . . . . . . . . . . . . . . . . . . . . . .             474.8           426.1         354.1
         Income from investment in Salomon Inc  . . . . . . . . . . . . . . . . .              78.8            30.1          63.0
         Income from finance businesses . . . . . . . . . . . . . . . . . . . . .              26.6            24.9          22.2
         Realized investment gain   . . . . . . . . . . . . . . . . . . . . . . .             194.1            91.3         546.4
                                                                                           --------       ---------      --------
                                                                                            4,487.7         3,847.5       3,599.3
                                                                                           --------        --------      --------
COST AND EXPENSES:
         Cost of products and services sold . . . . . . . . . . . . . . . . . . .           1,706.7         1,450.0       1,180.6
         Insurance losses and loss adjustment expenses  . . . . . . . . . . . . .             612.0           565.3         450.7
         Insurance underwriting expenses  . . . . . . . . . . . . . . . . . . . .             325.0           228.0         169.1
         Selling, general and administrative expenses . . . . . . . . . . . . . .             775.9           613.4         552.6
         Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .              59.3            60.1          56.6
         Other-than-temporary decline in value of investment in
           USAir Group, Inc. Preferred Stock  . . . . . . . . . . . . . . . . . .             --              268.5         --
                                                                                          ---------        --------     ---------
                                                                                            3,478.9         3,185.3       2,409.6
                                                                                           --------        --------      --------

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND
                    CUMULATIVE EFFECT OF ACCOUNTING CHANGE  . . . . . . . . . . .           1,008.8           662.2       1,189.7
         Income taxes -
                    Other than effect of change in income tax rate
                      on deferred taxes applicable to unrealized
                      appreciation  . . . . . . . . . . . . . . . . . . . . . . .             270.3           158.7         345.3
                    Effect of change in income tax rate on deferred
                      taxes applicable to unrealized appreciation . . . . . . . .              --             --             75.3
         Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .              13.3             8.7          10.0
                                                                                          ---------       ---------    ----------

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE  . . . . . . . . . . . . .             725.2           494.8         759.1
         Cumulative effect of change in accounting for income
                       taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             --              --            (71.0)
                                                                                          ---------       ---------     ---------
NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  725.2        $  494.8      $  688.1
                                                                                           ========        ========      ========


         Average shares outstanding . . . . . . . . . . . . . . . . . . . . . . .         1,187,102       1,177,750     1,156,243
                                                                                          =========       =========     =========

EARNINGS PER SHARE:
         Before cumulative effect of accounting change  . . . . . . . . . . . . .           $611            $420          $656
         Cumulative effect of change in accounting for income
                       taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .            --              --            (61)
                                                                                           -----           -----          ----
         Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $611            $420          $595
                                                                                            ====            ====          ====




          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------------------
                                                                                            1995            1994           1993
                                                                                         ----------      ----------     ----------
Cash flows from operating activities:
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  725.2       $   494.8       $  688.1
         Adjustments to reconcile net income to cash flows
         from operating activities:
                    Realized investment gain  . . . . . . . . . . . . . . . . . .           (194.1)          (91.3)        (546.4)
                    Other than temporary decline in value of investment
                          in USAir Group, Inc. Preferred Stock  . . . . . . . . .              --            268.5            --
                    Depreciation and amortization   . . . . . . . . . . . . . . .             75.7            62.5           50.2
                    Effect of change in income tax rate on deferred taxes . . . .              --              --            75.3
                    Cumulative effect of accounting change  . . . . . . . . . . .              --              --            71.0
                    Changes in assets and liabilities before effects from
                          business acquisitions:
                       Losses and loss adjustment expenses  . . . . . . . . . . .            268.6           274.1          (22.8)
                       Deferred charges re reinsurance assumed  . . . . . . . . .             51.0            25.3           16.2
                       Unearned premiums  . . . . . . . . . . . . . . . . . . . .             66.9            (8.5)          83.9
                       Receivables  . . . . . . . . . . . . . . . . . . . . . . .            (35.4)          (49.8)         134.1
                       Accounts payable, accruals and other liabilities . . . . .            228.2           210.5           35.0
                       Income taxes . . . . . . . . . . . . . . . . . . . . . . .            (35.8)         (257.1)         107.9
                    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (22.4)            0.1           33.7
                                                                                          --------       ---------       --------
                         Net cash flows from operating activities . . . . . . . .          1,127.9           929.1          726.2
                                                                                          --------       ---------       --------
Cash flows from investing activities:
         Purchases of fixed maturity investments  . . . . . . . . . . . . . . . .           (273.9)       (2,485.8)        (272.3)
         Purchases of marketable equity securities  . . . . . . . . . . . . . . .         (1,459.9)       (3,050.0)        (858.9)
         Proceeds from sales of fixed maturity investments  . . . . . . . . . . .            669.7         1,772.1            --
         Proceeds from redemptions and maturities of fixed
                    maturity investments  . . . . . . . . . . . . . . . . . . . .            954.6            85.9          318.9
         Proceeds from sales of marketable equity securities  . . . . . . . . . .          1,352.7         1,466.8        1,188.5
         Loans and investments originated in finance businesses . . . . . . . . .           (381.2)         (246.8)        (866.8)
         Principal collection on loans and investments
                    originated in finance businesses  . . . . . . . . . . . . . .            363.0           332.4          269.3
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (11.4)          (23.2)          19.6
                                                                                          --------       ---------       --------
                         Net cash flows from investing activities . . . . . . . .          1,213.6        (2,148.6)        (201.7)
                                                                                          --------       ---------       --------
Cash flows from financing activities:
         Proceeds from borrowings of finance businesses . . . . . . . . . . . . .            265.7           208.6          591.9
         Proceeds from other borrowings . . . . . . . . . . . . . . . . . . . . .          1,232.7         1,225.3        1,265.0
         Repayments of borrowings of finance businesses . . . . . . . . . . . . .           (232.1)         (390.5)        (316.3)
         Repayments of other borrowings . . . . . . . . . . . . . . . . . . . . .         (1,151.7)       (1,387.7)      (1,399.9)
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1.5)           (0.9)          (2.9)
                                                                                          --------       ---------       --------
                         Net cash flows from financing activities . . . . . . . .            113.1          (345.2)         137.8
                                                                                          --------       ---------       --------
                         Increase (decrease) in cash and cash equivalents . . . .          2,454.6        (1,564.7)         662.3
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . . . .            289.9         1,854.6        1,192.3
                                                                                          --------       ---------       --------
Cash and cash equivalents at end of year *  . . . . . . . . . . . . . . . . . . .         $2,744.5       $   289.9       $1,854.6
                                                                                          ========       =========       ========

*  Cash and cash equivalents at end of year are comprised of the following:
         Finance businesses  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   40.7       $    16.0       $   37.1
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,703.8           273.9        1,817.5
                                                                                          --------       ---------       --------
                                                                                          $2,744.5       $   289.9       $1,854.6
                                                                                          ========       =========       ========




          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

(1)     SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

        (a)  Nature of operations and basis of consolidation
             Berkshire Hathaway Inc. (the "Company" or "Berkshire") is a
                holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these is the property and casualty insurance business conducted on both a direct and reinsurance basis. Further information regarding this business and Berkshire's other reportable business segments is contained in Note 18.

             The accompanying consolidated financial statements include the accounts of Berkshire consolidated with accounts of all its subsidiaries. Intercompany accounts and transactions have been eliminated.

        (b)  Use of estimates in preparation of financial statements
             The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

        (c)  Cash equivalents
             Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased.

        (d)  Investments
             Management determines the appropriate classifications of
                investments in securities with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. Investments in securities with fixed maturities (except for such securities held by finance businesses) and marketable equity securities, are classified as available-for-sale. Securities with fixed maturities held by finance businesses are classified as held-to- maturity. Securities with fixed maturities are deemed to be held-to-maturity securities when the Company has the ability and positive intent to hold them to maturity. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of earnings.

        (e)  Goodwill of acquired businesses
             The difference between purchase cost and the fair value of the net assets of acquired businesses is amortized on a straight line basis over forty years. The net unamortized balance is carried in other assets.

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

        (h) Property and casualty insurance policyholder liabilities Property and casualty insurance policyholder liabilities are comprised primarily of (i) unpaid losses and loss adjustment expenses, (ii) unearned premiums, and (iii) funds held under reinsurance assumed.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)     SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

        (h)  Property and casualty insurance policyholder liabilities
             (Continued)
             Liability for unpaid losses and loss adjustment expenses
                represents the aggregate of such obligations of members of the Insurance Group with respect to: (i) prospective property/casualty insurance and reinsurance contracts, (ii) retroactive property/casualty reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, and (iii) reinsurance contracts providing for periodic payments with respect to settled claims ("structured settlements"). Except for structured settlement liabilities which are stated at discounted present values, the liability for unpaid losses and loss adjustment expenses is at the aggregate of estimated ultimate payment amounts.

             Ultimate payment amounts with respect to prospective contracts are determined from (i) individual case estimates, (ii) estimates of incurred but not reported losses, based on past experience, and (iii) reports of losses from ceding insurers.

             Ultimate payment amounts with respect to retroactive reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, are established for financial reporting purposes at maximum limits of indemnification under the contracts. (See also 1(g) above related to deferred charges re reinsurance assumed.)

             Liabilities under structured settlement contracts are established when the contracts are entered into, at the then present value of the actuarially determined ultimate payment amount discounted at the prevailing market interest rate. Annual accretions to the liabilities are charged to losses incurred. (This accounting policy also applies to annuity reserves which are included in the liabilities of finance businesses).

             Funds held under reinsurance assumed treaties include deposit balances refundable to insureds under contracts which, at inception, the Company believed did not meet the risk transfer requirements established by Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

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

        (k)  Reinsurance
             Provisions for losses and loss adjustment expenses are reported in the accompanying consolidated statements of earnings after deducting estimates of recoveries under reinsurance contracts. Such recoveries totalled $14 million, $61 million, and $34 million for 1995, 1994 and 1993, respectively. Reinsurance contracts do not relieve the Insurance Group Members of their obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts. Estimates of losses and loss adjustment expenses recoverable under reinsurance contracts are included in receivables.

        (m)  Accounting changes
             Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the "deferred method" to the "asset and liability method." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The provisions of SFAS 109 require that the effect on deferred taxes of a change in tax rates be recognized in income in the period that includes the enactment date.

             In May 1993, the Financial Accounting Standards Board issued
                Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As permitted under the statement, the Company elected to adopt the statement's provisions as of December 31, 1993. Among its provisions, the statement requires a change in the accounting for marketable equity securities held by non-insurance entities. Prior to the adoption of SFAS 115, such securities were carried at the lower of aggregate cost or market. Under the provisions of SFAS 115, these securities are now carried at market and accounted for in the same manner as marketable equity securities held by the Company's insurance subsidiaries.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  BUSINESS ACQUISITIONS

           During 1995, the Company consummated mergers with Helzberg's Diamond Shops, Inc. ("Helzberg's") and R.C. Willey Home Furnishings ("R.C. Willey") by reissuing 15,762 shares of its common stock held in treasury in exchange for 100% of the common stock of each of these companies. Helzberg's consists of a chain of 166 jewelry stores operating in 25 states and R.C. Willey, through its seven locations, is the dominant retailer of home furnishings in Utah.

           In 1993, the Company consummated a merger with the privately held Dexter Shoe Companies ("Dexter") by reissuing 25,203 shares of its common stock held in treasury in exchange for 100% of the outstanding common stock of Dexter. Dexter manufactures and distributes men's and women's dress, casual and athletic shoes.

           Each of these mergers was accounted for by the purchase method and, accordingly, the operating results of these businesses are included in the Company's consolidated results of operations from the effective dates of the mergers (Dexter -- November 7, 1993; Helzberg's -- April 30, 1995; R.C. Willey -- June 29, 1995). Had the results of these businesses been included commencing with operations at the beginning of the year of their respective acquisition by Berkshire, the reported results would not have been materially affected.

(3)  MERGER WITH GEICO CORPORATION

           On January 2, 1996, GEICO Corporation ("GEICO") became an indirect wholly-owned subsidiary of Berkshire as a result of the merger of an indirect wholly-owned subsidiary of Berkshire with and into GEICO. (The date of January 2, 1996 is hereafter referred to as the "Merger Date".) The merger was consummated pursuant to an Agreement and Plan of Merger (the "Agreement") dated August 25, 1995. Pursuant to the Agreement, each issued and outstanding common share of GEICO on the Merger Date, except shares held by Berkshire's subsidiaries and GEICO, was converted into the right to receive $70 per share, or an aggregate amount of $2.3 billion (the "Merger Consideration"). The amount of the Merger Consideration was determined based upon 33,284,733 outstanding common shares held by the public on the Merger Date.

           As of the Merger Date, subsidiaries of Berkshire owned 34,250,000 common shares of GEICO which were acquired in 1980 and earlier years for an aggregate cost of $45.7 million. Up to the Merger Date, neither Berkshire nor its subsidiaries had acquired any shares of GEICO's common stock since 1980. However, Berkshire's ownership percentage, due to intervening stock repurchases by GEICO, gradually increased from about 33% in 1980 to almost 51% immediately prior to the Merger Date.

           GEICO, through its subsidiaries, is a multiple line property casualty insurer, the principal business of which is writing private passenger automobile insurance. The condensed financial statements which follow are derived from GEICO's audited consolidated financial statements as of December 31, 1995 and for the year then ended.


                               GEICO CORPORATION
                             (dollars in millions)

                       CONDENSED BALANCE SHEET                                  CONDENSED STATEMENT OF EARNINGS
                       AS OF DECEMBER 31, 1995                                FOR THE YEAR ENDED DECEMBER 31, 1995

        ASSETS                                                       REVENUES
        Cash and cash equivalents . . . . . . . . $  391.6           Premiums  . . . . . . . . . . . . . . . . .$2,787.0
        Investments:                                                 Net investment income . . . . . . . . . . .   226.8
          Securities with fixed maturities  . . .  3,680.8           Realized investment gain  . . . . . . . . .    21.6
          Equity securities . . . . . . . . . . .    971.1           Other . . . . . . . . . . . . . . . . . . .    18.6
        Other . . . . . . . . . . . . . . . . . .    752.0                                                      --------
                                                  --------                                                       3,054.0
                                                  $5,795.5                                                      --------
                                                  ========           COST AND EXPENSES
        LIABILITIES AND SHAREHOLDERS' EQUITY                         Insurance losses and expenses . . . . . . . 2,711.3
        Property and casualty insurance                              Interest on debt  . . . . . . . . . . . . .    34.4
           policyholder liabilities . . . . . . . $3,025.8                                                      --------
        Debt  . . . . . . . . . . . . . . . . . .    434.4                                                       2,745.7
        Other . . . . . . . . . . . . . . . . . .    466.9                                                      --------
                                                  --------
                                                   3,927.1
        Shareholders' equity  . . . . . . . . . .  1,868.4           Earnings before income taxes  . . . . . . .   308.3
                                                  --------           Income taxes  . . . . . . . . . . . . . . .    60.7
                                                  $5,795.5                                                      --------
                                                  ========           Net earnings  . . . . . . . . . . . . . . .$  247.6
                                                                                                                ========

                            BERKSHIRE HATHAWAY INC.
                               AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)      MERGER WITH GEICO CORPORATION (Continued)

         The merger will be accounted for by the purchase method and, therefore, assets and liabilities of GEICO will be recorded in Berkshire's consolidated financial statements at fair value. The excess of the purchase cost over the fair value of net assets acquired at the Merger Date will be recorded as goodwill and subsequently amortized over 40 years. The following unaudited pro forma combined condensed balance sheet results from combining GEICO's condensed consolidated balance sheet with Berkshire's consolidated balance sheet as of December 31, 1995 to give effect to the merger as if it had occurred on such date.

                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 1995
                             (dollars in millions)

ASSETS                                                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Cash and cash equivalents . . . . . . . . . . . .      $    758.3        Property and casualty insurance
Investments:                                                                policyholder liabilities  . . . . . .   $ 7,655.5
         Securities with fixed maturities . . . .         5,104.0        Income taxes, principally deferred . . .     4,873.6
         Marketable equity securities . . . . . .        20,812.9        Borrowings under investment agreements
         Receivables . . . . . . . . . . . . .  .         1,213.9           and other debt  . . . . . . . . . . .     1,475.5
         Goodwill. . . . . . . . . . . . . . .  .         2,293.7        Other liabilities  . . . . . . . . . . .     1,607.8
         Other assets. . . . . . . . . . . . .  .         2,432.9                                                   ---------
                                                        ---------                                                    15,612.4
                                                        $32,615.7                                                   ---------
                                                        =========        Minority shareholders' interest  . . . .       264.5
                                                                                                                    ---------
                                                                         Total shareholders' equity . . . . . . .    16,738.8
                                                                                                                    ---------
                                                                                                                    $32,615.7
                                                                                                                    =========

         The preceding pro forma balance sheet reflects purchase accounting adjustments which result in the consolidation of Berkshire's previously owned investments in GEICO on a "step-by-step" basis, in accordance with the provisions of Accounting Research Bulletin 51, "Consolidated Financial Statements" ("ARB 51"). Prior to the Merger Date the investment in GEICO common stock was classified as an available-for-sale security and carried at market value in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (See Note 6). The change in accounting will result in a decrease in shareholders' equity of about $478 million from the amount reflected on Berkshire's Consolidated Balance Sheet at December 31, 1995.

         During the fourth quarter of 1995, the Financial Accounting Standards Board ("FASB") issued a proposed statement of financial accounting standards entitled "Consolidated Financial Statements: Policy and Procedures" ("Exposure Draft") which would supersede ARB 51. The provisions of the Exposure Draft would require that Berkshire recognize, in earnings, the unrealized gains of such earlier GEICO investments. Therefore, if the purchase accounting adjustments had been recorded on the basis of the provisions of the Exposure Draft, shareholders' equity would not have decreased. It is not currently known whether or not the Exposure Draft, in its present form, will be adopted by the FASB.

(4)      REALIZED INVESTMENT GAINS (LOSSES)
         Realized gains (losses) from sales and redemptions of investments are summarized below (in millions):

                                                                                              1995           1994          1993
                                                                                             ------         ------        ------
                    Marketable equity securities --
                      Gross realized gains  . . . . . . . . . . . . . . . . . . . . .        $109.9         $185.7        $518.4 *
                      Gross realized losses . . . . . . . . . . . . . . . . . . . . .         (14.2)         (96.9)        (11.9)
                    Securities with fixed maturities --
                      Gross realized gains  . . . . . . . . . . . . . . . . . . . . .         100.8            6.8          40.1
                      Gross realized losses . . . . . . . . . . . . . . . . . . . . .          (2.4)          (4.3)         (0.2)
                                                                                             ------         ------        ------
                                                                                             $194.1         $ 91.3        $546.4
                                                                                             ======         ======        ======

* During the fourth quarter of 1993, a subsidiary of Berkshire sold 10,000,000 common shares of its investment in Capital Cities/ABC, Inc. in connection with that company's offer to buy from its shareholders up to 20,000,000 of its common shares. Berkshire's gross realized gain from this transaction was $457.5.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)      INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

         The amortized cost and estimated fair values as of December 31, 1995 and 1994, of investments in securities with fixed maturities are as follows (in millions):

                                      December 31, 1995                                Gross          Gross     Estimated
                                                                        Amortized    Unrealized    Unrealized     Fair
                                                                          Cost          Gains         Losses      Value
                                                                        ---------    ----------    ----------   ---------
         Bonds:
           U.S. Treasury securities and obligations of
             U.S. government corporations and agencies  . . . . . .       $ 80.9       $  2.2        $  --       $ 83.1
           Obligations of states, municipalities
             and political subdivisions . . . . . . . . . . . . . .        346.4         17.2          (0.5)      363.1
         Redeemable preferred stocks  . . . . . . . . . . . . . . .        122.5        125.4          (2.9)      245.0
         Mortgage-backed securities . . . . . . . . . . . . . . . .        138.3          5.9          (0.2)      144.0
                                                                          ------       ------        ------      ------
                                                                          $688.1       $150.7        $ (3.6)     $835.2
                                                                          ======       ======        ======      ======

                                   December 31, 1994                                  Gross         Gross      Estimated
                                                                        Amortized   Unrealized    Unrealized     Fair
                                                                          Cost        Gains         Losses       Value
                                                                        ---------   ----------    ----------   ---------
         Bonds:
           U.S. Treasury securities and obligations of
             U.S. government corporations and agencies  . . . . . .     $  733.5      $ --         $ (16.7)    $  716.8
           Obligations of states, municipalities
             and political subdivisions . . . . . . . . . . . . . .        601.0        22.3          (3.5)       619.8
           Corporate bonds        . . . . . . . . . . . . . . . . .          8.0         2.5           --          10.5
         Redeemable preferred stocks  . . . . . . . . . . . . . . .        423.0        15.0          (3.0)       435.0
         Mortgage-backed securities . . . . . . . . . . . . . . . .         40.0        --            (1.4)        38.6
                                                                        --------      ------       -------     --------
                                                                        $1,805.5      $ 39.8       $ (24.6)    $1,820.7
                                                                        ========      ======       =======     ========

         Amounts above exclude securities with fixed maturities held by finance businesses. See note 8.

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

         On September 29, 1994, USAir announced that it was deferring the regular quarterly dividend payments on the USAir Preferred Shares. Since that date, USAir has not paid any dividends on the USAir Preferred Shares. For several years prior to 1995, USAir incurred very significant losses. Consequently, during 1994, Berkshire management concluded that an other-than-temporary decline in the value of USAir Preferred Shares had arisen. The 1994 consolidated statement of earnings includes a pre-tax charge of $268.5 million to reflect the decline.

         During 1995, USAir returned to profitability, but continued the deferral of dividends on the USAir Preferred Shares. Berkshire management has estimated the fair value of the USAir Preferred Shares to be $214.8 million at December 31, 1995. The increase of $125.3 million in the estimated fair value over the amount recorded at December 31, 1994, is included as a component of the increase during 1995 in unrealized appreciation of investments.

         Shown below are the amortized cost and estimated fair values of the above securities at December 31, 1995, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

                                                                                                       Estimated
                                                                                      Amortized          Fair
                                                                                        Cost             Value
                                                                                      ---------        ---------
         Due in one year or less  . . . . . . . . . . . . . . . . . . . . . .          $235.6           $241.0
         Due after one year through five years  . . . . . . . . . . . . . . .           279.6            409.3
         Due after five years through ten years   . . . . . . . . . . . . . .            31.1             37.1
         Due after ten years      . . . . . . . . . . . . . . . . . . . . . .             3.5              3.8
                                                                                       ------           ------
                                                                                        549.8            691.2
         Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . .           138.3            144.0
                                                                                       ------           ------
                                                                                       $688.1           $835.2
                                                                                       ======           ======

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)      INVESTMENTS IN MARKETABLE EQUITY SECURITIES

         Aggregate data with respect to the consolidated investment in marketable equity securities are shown below (in millions):

                    December 31, 1995
                                                                                                       Unrealized
                                                                                             Cost         Gains           Market
                                                                                           --------    ----------       ---------
                       Common stock of:
                            American Express Company (a)  . . . . . . . . . . . . .        $1,392.7     $   653.6       $ 2,046.3
                            Capital Cities/ABC, Inc. (b)  . . . . . . . . . . . . .           345.0       2,122.5         2,467.5
                            The Coca-Cola Company   . . . . . . . . . . . . . . . .         1,298.9       6,126.1         7,425.0
                            Federal Home Loan Mortgage Corporation  . . . . . . . .           260.1         783.9         1,044.0
                            GEICO Corporation (c)   . . . . . . . . . . . . . . . .            45.7       2,347.5         2,393.2
                            The Gillette Company    . . . . . . . . . . . . . . . .           600.0       1,902.0         2,502.0
                            Wells Fargo & Company (d)   . . . . . . . . . . . . . .           423.7       1,043.2         1,466.9
                       All other marketable equity securities . . . . . . . . . . .         1,379.0       1,276.4*        2,655.4
                                                                                           --------     ---------       ---------
                                                                                           $5,745.1     $16,255.2       $22,000.3
                                                                                           ========     =========       =========

                    December 31, 1994
                                                                                                       Unrealized
                                                                                             Cost         Gains         Market
                                                                                           --------    ----------     ---------
                       Common stock of:
                            American Express Company (a)  . . . . . . . . . . . . .       $   723.9     $    95.0      $    818.9
                            Capital Cities/ABC, Inc. (b)  . . . . . . . . . . . . .           345.0       1,360.0         1,705.0
                            The Coca-Cola Company   . . . . . . . . . . . . . . . .         1,298.9       3,851.1         5,150.0
                            Federal Home Loan Mortgage Corporation  . . . . . . . .           270.5         373.9           644.4
                            GEICO Corporation (c)   . . . . . . . . . . . . . . . .            45.7       1,632.6         1,678.3
                            The Gillette Company    . . . . . . . . . . . . . . . .           600.0       1,197.0         1,797.0
                            Wells Fargo & Company (d)   . . . . . . . . . . . . . .           423.7         561.0           984.7
                       All other marketable equity securities . . . . . . . . . . .         1,875.4         582.8**       2,458.2
                                                                                           --------     ---------       ---------
                                                                                           $5,583.1      $9,653.4       $15,236.5
                                                                                           ========      ========       =========

 *   Represents gross unrealized gains $1,302.1 less gross unrealized losses
     $25.7.

**   Represents gross unrealized gains $719.0 less gross unrealized losses
     $136.2.
(a)        American Express Company

              Common shares of American Express Company ("AXP") owned by Berkshire and its subsidiaries possessed approximately 10% of the voting rights of all AXP shares outstanding at December 31, 1995. The shares are held subject to various agreements with the Federal Reserve Board, Federal Deposit Insurance Corporation and certain state insurance and banking regulators which, among other things, prohibit Berkshire from i) seeking representation on the Board of Directors of AXP (Berkshire may agree, if it so desires, at the request of management or the Board of Directors of AXP to have no more than one representative stand for election to the Board of Directors of AXP) and (ii) acquiring or retaining shares that would cause its ownership of AXP voting securities to equal or exceed 17% of the amount outstanding (should Berkshire have a representative on the board of directors, such amount is limited to 15%). In connection therewith, Berkshire has entered into an agreement with AXP which became effective when Berkshire's ownership interest in AXP voting securities reached 10% and will remain effective so long as Berkshire owns 5% or more of AXP's voting securities. The agreement, among other things, obligates Berkshire, so long as Harvey Golub is chief executive officer of AXP, to vote its shares in accordance with the recommendations of AXP's Board of Directors. Additionally, subject to certain exceptions, Berkshire has agreed not to sell AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP.

(b)        Capital Cities/ABC, Inc.

           Common shares of Capital Cities/ABC, Inc. ("Capital Cities") owned by Berkshire subsidiaries possessed approximately 13%
              (consisting of 20,000,000 Capital Cities common shares) of the voting rights of all Capital Cities shares outstanding at December 31, 1995. On January 4, 1996, shareholders of Capital Cities and The Walt Disney Company ("Disney") approved an agreement by and between Disney and Capital Cities whereby each Capital Cities common share will be converted at the election of the holder, subject to certain limitations including proration, into the right to receive for each share of Capital Cities stock either a) one share of Disney common stock and $65 in cash; or b) 2.048 shares of Disney stock; or c) $127 in cash. Berkshire has elected to receive 2.048 shares of Disney stock for each of its shares of Capital Cities stock. However, the election is subject to proration and the actual consideration to be received is not currently known. It is expected that Berkshire will receive its share of the consideration on or about March 14, 1996.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)      INVESTMENTS IN MARKETABLE EQUITY SECURITIES (Continued)

         (c)        GEICO Corporation
                    Subsidiaries of Berkshire owned shares of common stock of
                               GEICO Corporation that possessed approximately 51% of the voting rights of all GEICO shares outstanding at December 31, 1995. Prior to January 2, 1996, Berkshire maintained an independent proxy arrangement for voting of the shares as required by Order of GEICO's domiciliary insurance supervisory authority. The Order, dating from Berkshire subsidiaries' major purchase of the shares in 1976, prohibited Berkshire from seeking or causing to change the independent proxy. Also, under the Order, no officer or director of Berkshire or of any affiliate or subsidiary of Berkshire was permitted to serve as a director of GEICO. Because the Order divested Berkshire of its voting rights with respect to the shares, Berkshire has not consolidated the accounts of GEICO in its financial statements. On January 2, 1996, Berkshire acquired the remaining 49% of GEICO's common shares not previously owned for $70 per share or approximately $2.3 billion. The acquisition of such shares was pursuant to an Agreement and Plan of Merger dated August 25, 1995, between Berkshire and GEICO. In connection therewith, the independent proxy arrangement was vacated effective January 2, 1996. Accordingly, beginning in 1996, GEICO's accounts will be included in Berkshire's consolidated financial statements. See Note 3 for additional information.

         (d)        Wells Fargo & Company
                    Subsidiaries of Berkshire owned common shares of Wells
                               Fargo & Company ("Wells Fargo") that possessed approximately 14% of the voting rights of all Wells Fargo shares outstanding at December 31, 1995. The shares are held subject to a Passivity Agreement, the terms of which among other things prohibit Berkshire, without prior approval from the Federal Reserve Board of San Francisco, from seeking representation on the Board of Directors of Wells Fargo and from disposing of more than 5% of the Wells Fargo securities in any single transaction. In connection therewith, Berkshire has granted a proxy to the Secretary of Wells Fargo, with respect to all Wells Fargo stock presently owned and with respect to such additional shares of Wells Fargo stock as Berkshire may purchase and hold in the future.

(7)      INVESTMENT IN SALOMON INC

         The Company's investment in Salomon Inc consists of the following (in millions):

                                                                         December 31, 1995              December 31, 1994
                                                                     --------------------------     ---------------------------
                                                                               Fair    Carrying                 Fair   Carrying
                                                                      Cost     Value     Value        Cost      Value    Value
                                                                     -------  -------   -------     --------   -------  -------
               Cumulative Convertible Preferred Stock   . . . . .     $560.0  $588.0    $588.0      $  700.0   $735.0   $  735.0
               Common Stock   . . . . . . . . . . . . . . . . . .      324.4   234.7     234.7         324.4    248.8      288.4
                                                                      ------  ------    ------      --------   ------   --------
                                                                      $884.4  $822.7    $822.7      $1,024.4   $983.8   $1,023.4
                                                                      ======  ======    ======      ========   ======   ========

         At December 31, 1995, Berkshire subsidiaries owned 560,000 shares of Cumulative Convertible Preferred Stock ("Preferred Shares"). The Preferred Shares have a redemption value of $1,000 per share and are entitled to receive quarterly dividends at the annual rate of $90 per share. The Preferred Shares can be converted into shares of Salomon Inc common stock at $38 per share and are entitled to one vote per share of common stock into which such shares are convertible (14,736,842 at December 31, 1995). Annually on each October 31, Salomon Inc will redeem, at cost, 140,000 of the Preferred Shares or such fewer number as are then outstanding.

         As of December 31, 1995, Berkshire subsidiaries possessed approximately 18% of the total voting rights in Salomon. (Such rights consisting of rights attaching to the aforementioned Preferred Shares plus 6,633,600 common shares held at December 31, 1995.) Prior to October 31, 1995 and since April 1, 1994, Berkshire subsidiaries possessed approximately 20% of total voting rights and Berkshire was therefore following the equity method of accounting with respect to its investment in Salomon Inc common stock. The reduction in total voting rights as of December 31, 1995, resulted from the redemption by Salomon Inc of 140,000 preferred shares on October 31, 1995. Accordingly, Berkshire discontinued the use of the equity method effective October 31, 1995.

         Income from the investment in Salomon Inc consists of the following (in millions):

                                                                             1995           1994            1993
                                                                             -----          -----           -----
         Dividends          . . . . . . . . . . . . . . . . . . . . . . . .  $61.9          $63.0           $63.0
         Equity in net income (loss) of Salomon attributable to
                    common stock holdings * . . . . . . . . . . . . . . . .   16.9          (32.9)            --
                                                                             -----          -----           -----
                                                                             $78.8          $30.1           $63.0
                                                                             =====          =====           =====

* After giving effect to amortization, over forty years, of the excess of the cost of Salomon common stock over its related fair value.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)      FINANCE BUSINESSES

         Berkshire's finance businesses are comprised of commercial and consumer finance companies and an annuity business. Assets and liabilities of Berkshire's finance businesses are summarized below (in millions):

                                                                                             Dec. 31,           Dec. 31,
                                                                                               1995               1994
                                                                                           ------------       ------------
              ASSETS
              Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .          $ 40.7             $ 16.0
              Installment loans and other receivables . . . . . . . . . . . . . . . .           185.9              158.0
              Fixed maturity investments (a)  . . . . . . . . . . . . . . . . . . . .           529.4              538.9
              Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0.7                4.2
                                                                                               ------             ------
                                                                                               $756.7             $717.1
                                                                                               ======             ======
              LIABILITIES
              8.125% Notes, payable in 1996 . . . . . . . . . . . . . . . . . . . . .          $120.0             $120.0
              Borrowings under investment agreements (b)  . . . . . . . . . . . . . .           403.6              370.0
              Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . .           116.7               41.0
              Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            44.9               31.4
                                                                                               ------             ------
                                                                                               $685.2             $562.4
                                                                                               ======             ======

         (a) At December 31, 1995 and 1994, mortgage-backed securities of $336.0 and $396.0 respectively were included in this caption. Estimated fair values and gross unrealized gains and losses as of December 31, 1995 and 1994, are as follows (in millions):

                                                                   Gross          Gross           Estimated
                                                                 Unrealized     Unrealized          Fair
                                              Amortized Cost        Gains          Losses           Value
                                              --------------     ----------     ----------     --------------
                 1995   . . . . . . . . . .       $529.4           $ 29.0         $ (1.0)          $557.4
                 1994   . . . . . . . . . .        538.9              0.6          (21.1)           518.4

         (b) Borrowings under investment agreements are made pursuant to contracts with terms generally ranging from six months to thirty years and at fixed interest rates ranging from 4% to 7%. Payments of amounts outstanding at December 31, 1995, are expected to be required no earlier than as follows (in millions):

                 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .  $303.3
                 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .    26.5
                 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .     0.3
                 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .     1.9
                 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .     -0-
                 After 2000 . . . . . . . . . . . . . . . . . . . . . . . .    71.6

                 Income from finance businesses for each of the past three years is summarized below (in millions):

                                                                                  1995            1994           1993
                                                                              ------------     -----------    -----------
                    REVENUES
                    Interest on loans . . . . . . . . . . . . . . . . . . .      $ 38.4           $ 37.4         $ 42.7
                    Interest and dividend income  . . . . . . . . . . . . .        39.2             34.8           20.1
                    Annuity premiums earned . . . . . . . . . . . . . . . .        75.2             36.0            5.6
                                                                                 ------           ------         ------
                                                                                  152.8            108.2           68.4
                                                                                 ------           ------         ------
                    COST AND EXPENSES
                    Interest expense  . . . . . . . . . . . . . . . . . . .        28.9             31.7           24.2
                    Annuity benefits and underwriting expenses  . . . . . .        80.8             37.6            5.7
                    General and administrative expenses . . . . . . . . . .        16.5             14.0           16.3
                                                                                 ------           ------         ------
                                                                                  126.2             83.3           46.2
                                                                                 ------           ------         ------
                                                                                  $26.6            $24.9          $22.2*
                                                                                 ======           ======         ======

         * Until October 1993, a savings and loan business was also included in this group of businesses. Income from finance businesses includes earnings of $5.9 in 1993 from this business.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)      FINANCE BUSINESSES (Continued)

         The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).


                                                                                             Dec. 31,           Dec. 31,
                                                                                               1995               1994
                                                                                             --------           --------
              ASSETS
              Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .          $ 40.5             $ 15.6
              Installment loans and other receivables** . . . . . . . . . . . . . . .           334.9              176.7
              Mortgage-backed securities, at cost
                (Fair value: 1995 -- $211.6; 1994 -- $344.7) . . . . . . . . . . . .            211.7              357.0
              Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0.7                2.6
                                                                                               ------             ------
                                                                                               $587.8             $551.9
                                                                                               ======             ======
              LIABILITIES
              8.125% Notes, payable in 1996 . . . . . . . . . . . . . . . . . . . . .          $120.0             $120.0
              Borrowings under investment agreements  . . . . . . . . . . . . . . . .           403.6              370.0
              Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            32.8               31.0
                                                                                               ------             ------
                                                                                               $556.4             $521.0
                                                                                               ======             ======

         ** Includes receivables from affiliated companies of $182.8 and $18.7 at December 31, 1995 and 1994, respectively.



         Net income from Scott Fetzer Financial Group businesses for each of the past three years is summarized below (in millions).


                                                                                  1995             1994           1993
                                                                                 ------           ------         ------
                    REVENUES
                    Interest on installment loans and other receivables***. .     $43.4            $41.4          $38.9
                    Other interest  . . . . . . . . . . . . . . . . . . . . .      15.0             21.3            7.8
                                                                                  -----            -----          -----
                                                                                   58.4             62.7           46.7
                                                                                  -----            -----          -----
                    COST AND EXPENSES
                    Interest expense  . . . . . . . . . . . . . . . . . . . .      28.9             31.7           17.3
                    General and administrative expenses . . . . . . . . . . .      16.2             13.2           12.9
                                                                                  -----            -----          -----
                                                                                   45.1             44.9           30.2
                                                                                  -----            -----          -----

                    Income before taxes . . . . . . . . . . . . . . . . . . .      13.3             17.8           16.5
                    Income taxes  . . . . . . . . . . . . . . . . . . . . . .       4.6              6.3            7.2
                                                                                  -----            -----          -----
                    Net income  . . . . . . . . . . . . . . . . . . . . . . .     $ 8.7            $11.5          $ 9.3
                                                                                  =====            =====          =====


        *** Includes interest on loans and receivables from affiliated companies of $5.0, $4.0 and $0.9 in 1995, 1994 and 1993, respectively.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)      OTHER ASSETS

                   Other assets are summarized below (in millions):

                                                                                                   Dec. 31,       Dec. 31,
                                                                                                     1995           1994
                                                                                                ------------   ------------
                            Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  672.0         $454.6
                            Deferred charges re reinsurance assumed   . . . . . . . . . . .          389.7          440.7
                            Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           95.1           89.6
                                                                                                    ------         ------
                                                                                                  $1,156.8         $984.9
                                                                                                  ========         ======

(10)     PROPERTY AND CASUALTY INSURANCE POLICYHOLDER LIABILITIES

                    Property and casualty insurance policyholder liabilities are summarized below (in millions):

                                                                                                  Dec. 31,       Dec. 31,
                                                                                                    1995          1994
                                                                                               -------------  -------------
                            Unpaid losses and loss adjustment expenses*   . . . . . . . . .       $3,698.6       $3,430.0
                            Unearned premiums   . . . . . . . . . . . . . . . . . . . . . .          374.1          307.2
                            Funds held under reinsurance assumed  . . . . . . . . . . . . .          379.0          307.3
                            Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          178.0          156.3
                                                                                                  --------       --------
                                                                                                  $4,629.7       $4,200.8
                                                                                                  ========       ========

         * Unpaid losses and loss adjustment expenses include liabilities established with respect to retroactive reinsurance contracts that provide for indemnification of insurance risk. These liabilities aggregated $1,283.5 and $1,296.0 at December 31, 1995 and 1994, respectively. Related deferred charges were established with respect to these contracts and are reported as other assets. Also included in unpaid losses and loss adjustment expenses are discounted structured settlement reinsurance liabilities, which totalled $221.7 and $231.3 at December 31, 1995 and 1994, respectively.

                 Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries (in millions):

                                                                                    1995            1994            1993
                                                                                ------------     -----------     -----------
                      Unpaid losses and loss adjustment expenses:
                        Balance at beginning of year  . . . . . . . . . . . .      $3,430.0        $3,155.9        $3,219.4
                        Less ceded liabilities and deferred charges . . . . .         573.9           597.9           655.3
                                                                                   --------        --------        --------
                       Net balance  . . . . . . . . . . . . . . . . . . . . .       2,856.1         2,558.0         2,564.1
                                                                                   --------        --------        --------
                      Incurred losses recorded:
                       Current accident year  . . . . . . . . . . . . . . . .         556.5           505.1           439.4
                       All prior accident years . . . . . . . . . . . . . . .          55.5            60.2            11.3
                                                                                   --------        --------       ---------
                       Total incurred losses  . . . . . . . . . . . . . . . .         612.0           565.3           450.7
                                                                                   --------        --------       ---------
                      Payments with respect to:
                       Current accident year  . . . . . . . . . . . . . . . .          43.6            50.9            47.1
                       All prior accident years . . . . . . . . . . . . . . .         246.2           216.3           409.7
                                                                                   --------        --------       ---------
                       Total payments . . . . . . . . . . . . . . . . . . . .         289.8           267.2           456.8
                                                                                   --------        --------       ---------
                      Unpaid losses and loss adjustment expenses:
                       Net balance at end of year . . . . . . . . . . . . . .       3,178.3         2,856.1         2,558.0
                       Plus ceded liabilities and deferred charges  . . . . .         520.3           573.9           597.9
                                                                                   --------        --------        --------
                      Balance at end of year  . . . . . . . . . . . . . . . .      $3,698.6        $3,430.0        $3,155.9
                                                                                   ========        ========        ========

         Incurred losses "all prior accident years" reflects the amount of estimation error charged or credited to earnings in each year. In addition, this amount includes amortization of deferred charges re reinsurance assumed and accretion of discounted structured settlement liabilities. The use of estimates is inherent in the process of establishing unpaid losses and loss expenses. Additional information will be revealed over time and those estimates and assumptions will be revised resulting in gains or losses in the period made.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)     INCOME TAXES

         The liability for income taxes as reflected in the accompanying Consolidated Balance Sheets represent estimates of liabilities as follows (in millions):

                                                                            Dec. 31,        Dec. 31,
                                                                              1995            1994
                                                                         -------------   ------------
                    Payable currently   . . . . . . . . . . . . . . .      $   86.8        $   62.4
                    Deferred  . . . . . . . . . . . . . . . . . . . .       5,501.7         3,230.2
                                                                           --------        --------
                                                                           $5,588.5        $3,292.6
                                                                           ========        ========

         As discussed in Note 1(m), the Company adopted SFAS 109 as of January 1, 1993. The cumulative effect of adopting SFAS 109 on the Company's financial statements was to decrease 1993 net income by about $71 million. It primarily represents the impact of adjusting deferred taxes related to unrealized appreciation of marketable equity securities which arose prior to 1987 to reflect the then current capital gain tax rate of 34% as opposed to the 28% rate which was in effect when the deferred taxes originated.

         During 1993, the federal corporate income and capital gain tax rate was increased from 34% to 35% retroactive to January 1, 1993. Accordingly, as required under SFAS 109, the Company recorded a charge to 1993 earnings of approximately $75 million. Most of this charge relates to the impact of adjusting deferred taxes applicable to unrealized appreciation of marketable equity securities.

         The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions):

                                                                             1995            1994          1993
                                                                         -----------     -----------   -----------
                    Federal . . . . . . . . . . . . . . . . . . . .         $246.4          $133.5         $320.4
                    State . . . . . . . . . . . . . . . . . . . . .           22.6            22.1           20.9
                    Foreign . . . . . . . . . . . . . . . . . . . .            1.3             3.1            4.0
                                                                            ------          ------         ------
                                                                            $270.3          $158.7         $345.3*
                                                                            ======          ======         ======
                    Current . . . . . . . . . . . . . . . . . . . .         $331.0          $188.5         $400.8
                    Deferred  . . . . . . . . . . . . . . . . . . .          (60.7)          (29.8)         (55.5)
                                                                            ------          ------         ------
                                                                            $270.3          $158.7         $345.3*
                                                                            ======          ======         ======

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, are shown below (in millions):

                                                                                         1995            1994
                                                                                    --------------  --------------
                    Deferred tax liabilities:
                       Relating to unrealized appreciation of investments . . . .      $5,717.1        $3,381.3
                       Other  . . . . . . . . . . . . . . . . . . . . . . . . . .          87.4            71.9
                                                                                       --------        --------
                                                                                        5,804.5         3,453.2
                    Deferred tax assets . . . . . . . . . . . . . . . . . . . . .        (302.8)         (223.0)
                                                                                       --------        --------
                    Net deferred tax liability  . . . . . . . . . . . . . . . . .      $5,501.7        $3,230.2
                                                                                       ========        ========

         Charges for income taxes are reconciled to hypothetical amounts computed at the federal statutory rate in the table shown below (in millions):

                                                                                        1995            1994           1993
                                                                                    ------------     -----------    -----------
                    Net earnings before income taxes  . . . . . . . . . . . . .        $1,008.8       $   662.2       $1,189.7
                                                                                       ========       =========       ========
                    Hypothetical amounts applicable to above
                    computed at the federal statutory rate  . . . . . . . . . .        $  353.1       $   231.8       $  416.4
                    Decreases, resulting from:
                       Tax-exempt interest income . . . . . . . . . . . . . . .           (10.6)          (14.6)         (15.0)
                       Dividends received deduction . . . . . . . . . . . . . .           (86.3)          (81.2)         (68.3)
                    State income taxes, less federal income tax benefit . . . .            14.7            14.4           13.5
                    Other differences, net  . . . . . . . . . . . . . . . . . .            (0.6)            8.3           (1.3)
                                                                                       --------       ---------       --------
                    Total income taxes  . . . . . . . . . . . . . . . . . . . .        $  270.3       $   158.7       $  345.3*
                                                                                       ========       =========       ========

         * Excludes the cumulative effect of change in accounting for income taxes and the effect of the change in federal income tax rate on deferred taxes applicable to unrealized appreciation of marketable equity securities.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)     BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT

         Liabilities reflected for this balance sheet caption are as follows (in millions):

                                                                                                     Dec. 31,           Dec. 31,
                                                                                                       1995               1994
                                                                                                  -------------      -------------
                    Borrowings under investment agreements  . . . . . . . . . . . . . . . . .        $  878.9            $  754.1
                    Other debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           182.8                56.6
                                                                                                     --------            --------
                                                                                                     $1,061.7            $  810.7
                                                                                                     ========            ========

         Borrowings under investment agreements are made pursuant to contracts with terms generally ranging from three months to forty years and calling for interest payable, normally semiannually, at fixed rates ranging from 3% to 9% per annum. The borrowings are senior unsecured debt obligations of the Company. No materially restrictive covenants are included in any of the various debt agreements.

         Payments of amounts outstanding at December 31, 1995, are expected to be required no earlier than as follows (in millions):

                                   1996           1997           1998           1999          2000        After 2000
                                 --------       --------       --------       --------      --------      ----------
                                  $159.5          $59.2         $107.3         $44.6         $13.7          $677.4

(13)     SHAREHOLDERS' EQUITY ACCOUNTS

         Changes in Shareholders' Equity accounts during the most recent three years were as follows (dollars in millions except per share amounts):

                                                                   Common         Capital
                                                                 Stock of $5     in excess    Net Unrealized   Retained  Treasury
                                                                  Par Value    of par value    Appreciation    Earnings    Stock
                                                                 -----------   ------------   -------------    --------    -----
        Balance December 31, 1992 . . . . . . . . . . . . . . . .    $6.9          $182.3        $5,047.2      $3,702.3    $42.3
        Common stock (3,944 shares) issued upon conversion
           of Zero Coupon Convertible Subordinated Notes  . . . .                    45.5
        Common stock (25,203 shares) issued in connection
           with acquisition of Dexter Shoe Companies. . . . . . .                   428.3                                   (4.7)
        Increase during 1993 in unrealized appreciation
           included in carrying value of marketable equity
           securities . . . . . . . . . . . . . . . . . . . . . .                                   316.0
        Change during 1993 in deemed applicable income
           taxes      . . . . . . . . . . . . . . . . . . . . . .                                  (119.8)
        Increase in minority shareholders' interest in
           unrealized appreciation  . . . . . . . . . . . . . . .                                    (2.5)
        Net earnings 1993 . . . . . . . . . . . . . . . . . . . .                                                 688.1
        Cumulative effect of adoption on December 31, 1993,
          of SFAS 115 (See note 1[m]) . . . . . . . . . . . . . .                                   171.8
                                                                     ----        --------      ----------     ---------    -----
        Balance December 31, 1993 . . . . . . . . . . . . . . . .     6.9           656.1         5,412.7       4,390.4     37.6
        Increase during 1994 in unrealized appreciation
           included in carrying value of investments. . . . . . .                                 1,481.1
        Change during 1994 in deemed applicable income
           taxes      . . . . . . . . . . . . . . . . . . . . . .                                  (519.5)
        Increase in minority shareholders' interest in
           unrealized appreciation  . . . . . . . . . . . . . . .                                    (9.9)
        Net earnings 1994 . . . . . . . . . . . . . . . . . . . .                                                 494.8
                                                                     ----        --------      ----------      --------    -----
        Balance December 31, 1994 . . . . . . . . . . . . . . . .     6.9           656.1         6,364.4       4,885.2     37.6
        Common stock (15,762 shares) issued in connection
           with acquisitions of Helzberg's Diamond Shops
           and R.C. Willey Home Furnishings . . . . . . . . . . .                   345.6                                   (2.9)
        Increase during 1995 in unrealized appreciation
           included in carrying value of investments  . . . . . .                                 6,660.3
        Change during 1995 in deemed applicable income
           taxes  . . . . . . . . . . . . . . . . . . . . . . .                                  (2,334.8)
        Increase in minority shareholders' interest in
           unrealized appreciation  . . . . . . . . . . . . . .                                     (57.1)
        Net earnings 1995 . . . . . . . . . . . . . . . . . . .                                                   725.2
                                                                     ----        --------       ---------      --------    -----
        Balance December 31, 1995 . . . . . . . . . . . . .  .       $6.9        $1,001.7       $10,632.8      $5,610.4    $34.7
                                                                     ====        ========       =========      ========    =====

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)     DIVIDEND RESTRICTIONS - INSURANCE SUBSIDIARIES

         Payments of dividends by Insurance Group members are restricted by insurance statutes and regulations. Without prior regulatory approval in 1996, Berkshire can receive up to approximately $787 million as dividends from insurance subsidiaries.

         Combined shareholders' equity of insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $19.5 billion at December 31, 1995. This amount exceeded by approximately $3.2 billion the corresponding amount determined on the basis of generally accepted accounting principles; the difference principally represents deferred income tax assets and liabilities and deferred charges re reinsurance assumed recognized for financial reporting purposes but not for statutory reporting purposes.

(15)     FAIR VALUES OF FINANCIAL INSTRUMENTS

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

         The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values. The estimated fair values of the Company's other financial instruments as of December 31, 1995 and 1994, are as follows (in millions):

                                                                         Carrying Value                  Estimated Fair Value
                                                                         --------------                  --------------------
                                                                     1995              1994             1995              1994
                                                                  ----------         ---------       ----------        ----------
Investments in securities with fixed
   maturities . . . . . . . . . . . . . . . . . . . . . . .       $    835.2         $ 1,820.7       $    835.2        $  1,820.7
Investments in marketable equity securities . . . . . . . .         22,000.3          15,236.5         22,000.3          15,236.5
Investment in Salomon Inc . . . . . . . . . . . . . . . . .            822.7           1,023.4            822.7             983.8
Assets of finance businesses  . . . . . . . . . . . . . . .            756.7             717.1            792.3             702.9
Borrowings under investment agreements and
   other debt . . . . . . . . . . . . . . . . . . . . . . .          1,061.7             810.7          1,095.0             768.6
Liabilities of finance businesses . . . . . . . . . . . . .            685.2             562.4            704.4             546.7


(16)     SUPPLEMENTAL CASH FLOW INFORMATION

         A summary of supplemental cash flow information is presented in the following table (in millions):

                                                                           1995             1994            1993
                                                                       ------------     ------------    ------------
Cash paid during the year for:
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 294.6          $ 411.1         $ 235.0
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          83.9             90.6            70.6
Non-cash investing and financing activities:
   Liabilities assumed in connection with acquisition of
      businesses  . . . . . . . . . . . . . . . . . . . . . . . . .         248.0             --              26.1
   Common shares issued in connection with acquisitions of
      businesses  . . . . . . . . . . . . . . . . . . . . . . . . .         348.5             --             433.0
   Common shares issued upon conversions of Zero Coupon
      Convertible Subordinated Notes  . . . . . . . . . . . . . . .          --               --              45.5

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)     QUARTERLY DATA

         A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

                                                                                 1st           2nd          3rd          4th
                       1995                                                    Quarter       Quarter      Quarter      Quarter
                                                                               -------       -------      -------      -------
                  Revenues  . . . . . . . . . . . . . . . . . . . . . . .       $ 923.5      $1,004.9     $1,083.3    $1,476.0
                                                                                -------      --------     --------    --------
                  Earnings:
                    Excluding realized investment gain    . . . . . . . .       $ 124.9      $  127.8     $  129.3    $  218.2
                    Realized investment gain (loss)   . . . . . . . . . .          (4.7)         51.7         43.2        34.8
                                                                                -------      --------     --------    --------
                    Net earnings  . . . . . . . . . . . . . . . . . . . .       $ 120.2      $  179.5     $  172.5    $  253.0
                                                                                =======      ========     ========    ========
                  Earnings per share:
                    Before realized investment gain   . . . . . . . . . .       $106.12      $ 108.02     $ 108.32    $  182.82
                    Realized investment gain (loss)   . . . . . . . . . .         (4.03)        43.71        36.18        29.16
                                                                                -------      --------     --------    ---------
                    Net earnings  . . . . . . . . . . . . . . . . . . . .       $102.09      $ 151.73     $ 144.50    $  211.98
                                                                                =======      ========     ========    =========

                                                                                   1st           2nd         3rd          4th
                          1994                                                   Quarter       Quarter     Quarter      Quarter
                                                                                 -------       -------     -------      -------
                  Revenues  . . . . . . . . . . . . . . . . . . . . . . .        $ 918.0       $ 868.4     $ 795.5      $1,265.6
                                                                                 -------       -------     -------      --------
                  Earnings:
                    Excluding realized investment gain  . . . . . . . . .        $  82.3       $ 158.8     $ 110.5      $   82.1  *
                    Realized investment gain (loss)   . . . . . . . . . .           50.6           5.9        (4.7)          9.3
                                                                                 -------       -------     -------      --------
                    Net earnings  . . . . . . . . . . . . . . . . . . . .        $ 132.9       $ 164.7     $ 105.8      $   91.4
                                                                                 =======       =======     =======      ========
                  Earnings per share:
                    Before realized investment gain   . . . . . . . . . .        $ 69.89       $134.82     $ 93.79        $69.71  *
                    Realized investment gain (loss)   . . . . . . . . . .          42.94          4.98       (3.94)         7.93
                                                                                 -------       -------     -------        ------
                    Net earnings  . . . . . . . . . . . . . . . . . . . .        $112.83       $139.80     $ 89.85        $77.64
                                                                                 =======       =======     =======        ======

   * Includes a nonrecurring charge of $172.6 ($146.53/share) representing an other-than-temporary decline in value of investment in USAir Group, Inc. Preferred Stock. See note 5.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)     BUSINESS SEGMENT DATA

         Berkshire identified eight business segments for purposes of 1995 reporting pursuant to Statement of Financial Accounting Standards No. 14. These include the property and casualty insurance and reinsurance business (The Insurance Segment) plus seven separately conducted non-insurance businesses as follows:

         Business
         identity and headquarters               Product                        Activity
         -------------------------               -------                        --------
         See's Candies                           Candy                          Manufacture and distribution at retail
           South San Francisco, CA                                               and by catalog solicitation

         World Book                              Encyclopedias and              Publication and marketing, principally by
           Chicago, IL                            other reference materials      the direct sales method

         Kirby, Douglas and
           Cleveland Wood Divisions
           of The Scott Fetzer Company           Home cleaning systems          Manufacture and sale principally to distributors
           Cleveland, OH

         Nebraska Furniture Mart and             Home furnishings               Retailing
           R.C. Willey Home Furnishings
           Omaha, NE and Salt Lake
           City, UT

         Buffalo News                            Newspaper                      Publication of a daily and Sunday newspaper
           Buffalo, NY

         H.H. Brown Shoe Co.,
           Lowell Shoe, Inc. and
           Dexter Shoe Companies                 Shoes                          Manufacture, importing and distribution at wholesale
           Greenwich, CT, Hudson,                                                and retail
           NH and Dexter, ME

         Fechheimer Bros. Co.                    Uniforms                       Manufacture and distribution at wholesale and retail
           Cincinnati, OH

         The business segments identified above were responsible in 1995 for 79% of Berkshire's consolidated revenues. Other businesses activities that contributed for 1995, in the aggregate, 20% of Berkshire's consolidated revenues, were as follows:

         Business identity                       Product/Service/Activity
         ------------------                      ------------------------
         Adalet - PLM                            Explosion proof electrical enclosures, cable couplers and terminations
         BHR                                     Real estate management
         Berkshire Hathaway
           Credit Corporation                    Commercial financing
         Berkshire Hathaway Life
           Insurance Co.                         Annuities
         Blue Chip Stamps                        Marketing motivational services
         Borsheim's                              Retailing fine jewelry
         Campbell Hausfeld                       Air compressors, air tools, painting systems, pressure washers and generators
         Carefree                                Sun and shade control products for the home and campground
         France                                  Appliance and HVAC controls, ignition and sign transformers
         Halex                                   Zinc die cast conduit fittings and other electrical construction materials
         Helzberg's Diamond Shops                Retailing fine jewelry
         K&W Products                            Automotive compounds
         Meriam                                  Pressure and flow measurement devices
         Northland                               Fractional horsepower electric motors
         Powerwinch                              Marine winches and windlasses; general purpose winches and hoists
         Precision Steel Products                Steel service center
         Quikut                                  Cutlery for home and sporting goods markets
         ScottCare                               Cardiopulmonary rehabilitation and monitoring equipment
         Scott Fetzer Financial Group            Commercial and consumer finance companies
         Scot Labs                               Cleaning and maintenance chemicals
         Stahl                                   Custom service bodies, flatbed bodies, cranes and tool boxes for trucks
         Wayne                                   Furnace burners; sump, utility and sewage pumps
         Wesco Financial                         Real estate management
         Western Enterprises                     Medical and industrial compressed gas fittings and regulators
         Western Plastics                        Molded plastic components

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)     BUSINESS SEGMENT DATA (Continued)

         A disaggregation of Berkshire's consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

                                                                         REVENUES                OPERATING PROFIT BEFORE TAXES

                                                                 1995      1994       1993         1995      1994       1993
                                                               --------  --------   --------     --------   --------   --------
         Identified Segments:
            Insurance . . . . . . . . . . . . . . . . . . .    $1,640.1  $1,437.0   $1,591.2     $  700.9   $  639.2   $  961.4
            Non-insurance businesses  . . . . . . . . . . .     1,918.9   1,771.9    1,440.2        249.3      275.4      224.8
                                                               --------  --------   --------     --------   --------   --------
                                                                3,559.0   3,208.9    3,031.4        950.2      914.6    1,186.2
         Other than identified segments . . . . . . . . . .       928.7     638.6      567.9        114.6     (192.3)**    60.1
         Interest expense * . . . . . . . . . . . . . . . .                                         (56.0)     (60.1)     (56.6)
                                                               --------  --------   --------     --------   --------   --------
                    Aggregate consolidated total               $4,487.7  $3,847.5   $3,599.3     $1,008.8   $  662.2   $1,189.7
                                                               ========  ========   ========     ========   ========   ========

   * Amounts of interest expense represent those for borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain identified segments.

  ** Includes pre-tax charge of $268.5 representing an other than temporary decline in value of investment in USAir Group, Inc. Preferred Stock.

         INSURANCE SEGMENT                                               REVENUES                OPERATING PROFIT BEFORE TAXES
         -----------------
                                                                 1995      1994       1993         1995      1994       1993
                                                               --------  --------   --------     --------   --------   --------
         Premiums earned: *
            Primary or direct . . . . . . . . . . . . . .      $  287.3  $  281.1   $  249.6
            Reinsurance assumed . . . . . . . . . . . . .         718.4     688.5      442.4
            Reinsurance ceded . . . . . . . . . . . . . .         (48.2)    (46.4)     (41.3)
                                                               --------  --------   --------
                                                                  957.5     923.2      650.7
         Underwriting   . . . . . . . . . . . . . . . . .                                         $ 19.6     $129.0     $ 30.1
         Investment income  . . . . . . . . . . . . . . .         501.5     421.8      384.6       500.2      418.2      375.4
         Realized investment gain . . . . . . . . . . . .         181.1      92.0      555.9       181.1       92.0      555.9
                                                               --------  --------   --------      ------     ------     ------
                                                               $1,640.1  $1,437.0   $1,591.2      $700.9     $639.2     $961.4
                                                               ========  ========   ========      ======     ======     ======

   *       Premiums written were as follows:

                                                    1995        1994       1993
                                                  --------     ------     ------
                    Primary or direct . . . .     $  294.8     $271.2     $247.2
                    Reinsurance assumed . . .        777.9      689.9      528.8
                    Reinsurance ceded . . . .        (48.5)     (45.6)     (38.9)
                                                  --------     ------     ------
                                                  $1,024.2     $915.5     $737.1
                                                  ========     ======     ======


         NON-INSURANCE BUSINESS SEGMENTS                                 REVENUES                OPERATING PROFIT BEFORE TAXES
         -------------------------------
                                                                 1995      1994       1993         1995      1994       1993
                                                               --------  --------   --------     --------   --------   --------
         Candy   . . . . . . . . . . . . . . . . . . . . .     $  233.6  $  216.1   $  201.0      $ 49.3     $ 46.6     $ 40.3
         Encyclopedias, other reference material . . . . .        157.9     191.3      198.8         7.4       24.4       19.4
         Home cleaning systems . . . . . . . . . . . . . .        235.6     207.6      193.9        52.6       43.9       40.9
         Home furnishings. . . . . . . . . . . . . . . . .        428.1     245.4      208.6        28.1       16.9       21.1
         Newspaper . . . . . . . . . . . . . . . . . . . .        154.8     150.9      145.5        46.3       53.7       50.4
         Shoes . . . . . . . . . . . . . . . . . . . . . .        565.1     609.4      370.2        49.5       76.4       40.0
         Uniforms  . . . . . . . . . . . . . . . . . . . .        143.8     151.2      122.2        16.1       13.5       12.7
                                                               --------  --------   --------      ------     ------     ------
                                                               $1,918.9  $1,771.9   $1,440.2      $249.3     $275.4     $224.8
                                                               ========  ========   ========      ======     ======     ======

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)     BUSINESS SEGMENT DATA (Continued)

         OTHER THAN IDENTIFIED SEGMENTS                                  REVENUES               OPERATING PROFIT BEFORE TAXES
         ------------------------------
                                                                 1995      1994      1993          1995      1994       1993
                                                                ------    ------    ------        ------    -------    -------
         Other businesses . . . . . . . . . . . . . . . . .     $877.9    $607.3    $550.7        $ 77.7    $  59.2     $ 55.2
         Not identified with specific businesses:
           Interest and dividend income   . . . . . . . . .       37.8      32.0      26.6          37.8       32.0       26.6
           Realized investment gain (loss)  . . . . . . . .       13.0      (0.7)     (9.4)         13.0       (0.7)      (9.4)
           All other except interest expense  . . . . . . .                                        (13.9)    (282.8)*    (12.3)
                                                                ------    ------    ------        ------    -------     ------
                                                                $928.7    $638.6    $567.9        $114.6    $(192.3)    $ 60.1
                                                                ======    ======    ======        ======    =======     ======

* Includes pre-tax charge of $268.5 representing an other than temporary decline in value of investment in USAir Group, Inc. Preferred Stock.

                                                                                                          DEPREC. & AMORT.
                                                                     CAPITAL EXPENDITURES*               OF TANGIBLE ASSETS
                                                                   1995      1994       1993          1995      1994      1993
                                                                 --------  --------   --------      --------  --------   --------
                    Insurance . . . . . . . . . . . . . .         $ 1.2     $ 0.9      $ 1.2          $ 0.9     $ 0.9      $ 0.8
                    Candy . . . . . . . . . . . . . . . .           5.1       4.1        4.3            4.1       4.1        4.1
                    Encyclopedias, other reference
                      material  . . . . . . . . . . . . .           --        0.1        0.7            1.0       1.4        1.4
                    Home cleaning systems . . . . . . . .           0.3       1.0        1.5            3.0       4.2        5.3
                    Home furnishings  . . . . . . . . . .           9.2      22.6        5.3            9.7       6.2        2.7
                    Newspaper . . . . . . . . . . . . . .           1.8       5.2        3.6            4.9       2.2        1.9
                    Shoes . . . . . . . . . . . . . . . .          13.7      17.9        4.4           12.0      10.2        5.2
                    Uniforms  . . . . . . . . . . . . . .           0.6       4.6        1.0            2.2       2.5        1.8
                    Other . . . . . . . . . . . . . . . .          22.3      10.7       13.0           22.5      17.9       17.3
                                                                  -----     -----      -----          -----     -----      -----
                                                                  $54.2     $67.1      $35.0          $60.3     $49.6      $40.5
                                                                  =====     =====      =====          =====     =====      =====

*       Excludes expenditures which were part of business acquisitions.

                                                                                        IDENTIFIABLE ASSETS
                                                                                            AT YEAR END
                                                                                 1995            1994            1993
                                                                               ---------       ---------       ---------
         Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $26,497.4       $18,494.2       $16,126.9
         Candy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         74.5            69.4            70.2
         Encyclopedias, other reference material  . . . . . . . . . . . . .         71.8            75.9            74.7
         Home cleaning systems  . . . . . . . . . . . . . . . . . . . . . .         42.9            42.1            48.7
         Home furnishings . . . . . . . . . . . . . . . . . . . . . . . . .        427.7           128.4           101.1
         Newspaper  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45.0            48.4            45.4
         Shoes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        656.7           672.7           641.6
         Uniforms   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         83.5            94.9            87.6
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,029.3         1,712.2         2,324.3
                                                                               ---------       ---------       ---------
                                                                               $29,928.8       $21,338.2       $19,520.5
                                                                               =========       =========       =========

(19)     ACCOUNTING RULE TO BE ADOPTED IN 1996

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Company's required adoption date is January 1, 1996. SFAS 121 standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets, including goodwill. The Company believes the adoption of SFAS 121 will not have a material impact on its results of operations or financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    Part III

         Except for the information set forth under the caption "Executive Officers of the Registrant" in Part I hereof, information required by this Part (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 6, 1996, which meeting will involve the election of directors.

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.      Financial Statements

                 The following consolidated financial statements, as well as the Independent Auditors' Report, are included in Part II Item 8 of this report:

                                                                                                                 PAGE
                                                                                                                 ----
                 Independent Auditors' Report                                                                    19

                 Consolidated Balance Sheets at December 31, 1995 and 1994                                       20

                 Consolidated Statements of Earnings for the years ended
                       1995, 1994 and 1993                                                                       21

                 Consolidated Statements of Cash Flows for the years ended
                       1995, 1994 and 1993                                                                       22

                 Notes to Consolidated Financial Statements                                                      23-39

(a)              2.    Financial Statement Schedule                                                              PAGE
                                                                                                                 ----
                 Independent Auditors' Report on Schedule                                                        42

                 Schedule I -- Parent Company                                                                    43-44
                       Condensed Balance Sheets as of December 31, 1995
                       and 1994 and Condensed Statements of Earnings and
                       Cash Flows for the years ended 1995, 1994, and 1993.

                 Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(a)              3.    Exhibits

                 See the "Exhibit Index" at page 45.

(b)              Reports on Form 8-K

                 None

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BERKSHIRE HATHAWAY INC.


Date:  March 26, 1996                  /s/  Marc D. Hamburg
      ----------------                 ----------------------------
                                            Marc D. Hamburg
                                       Vice President and Treasurer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/   Warren E. Buffett                                        Chairman of the Board                  March 26, 1996
---------------------------------                              of Directors - Chief                   --------------
   Warren E. Buffett                                           Executive Officer                           Date




/s/  Charles T. Munger                                         Vice Chairman of the                   March 26, 1996
---------------------------------                              Board of Directors                     --------------
  Charles T. Munger                                                                                        Date




/s/ Howard G. Buffett                                          Director                               March 26, 1996
---------------------------------                                                                     --------------
  Howard G. Buffett                                                                                        Date




/s/  Susan T. Buffett                                          Director                               March 26, 1996
---------------------------------                                                                     --------------
  Susan T. Buffett                                                                                         Date



/s/  Malcolm G. Chace, III                                     Director                               March 26, 1996
---------------------------------                                                                     --------------
  Malcolm G. Chace, III                                                                                    Date



/s/  Walter Scott, Jr.                                         Director                               March 26, 1996
---------------------------------                                                                     --------------
  Walter Scott, Jr.                                                                                        Date



/s/  Marc D. Hamburg                                           Vice President -                       March 26, 1996
---------------------------------                              Principal Financial                    --------------
   Marc D. Hamburg                                             Officer                                     Date




/s/  Daniel J. Jaksich                                         Controller                             March 26, 1996
---------------------------------                                                                     --------------
   Daniel J. Jaksich                                                                                       Date

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES




To the Board of Directors and Shareholders
Berkshire Hathaway Inc.




         We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated March 8, 1996; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Berkshire Hathaway Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Our report referred to above includes an explanatory paragraph regarding changes in accounting methods as described in Note 1 to the consolidated financial statements.





DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 8, 1996

                            BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                        Condensed Financial Information
                             (Dollars in millions)

                                   Schedule I

         This Schedule includes the accounts of the Buffalo News Division, an autonomous division of Registrant. Its business is the publishing of a daily and Sunday newspaper in Buffalo, New York.


                                BALANCE SHEETS

                                                                                                          December 31,
                                                                                                       1995            1994
                                                                                                   ------------    ------------
Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   250.0       $   108.1
   Investments in consolidated subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . .       17,864.9        12,242.1
   Investments - other than consolidated subsidiaries . . . . . . . . . . . . . . . . . . . . .           23.2           285.0
   Other assets (includes identifiable assets of the
      Buffalo News Division of $45.0 and $48.4 at
      December 31, 1995 and 1994 respectively)  . . . . . . . . . . . . . . . . . . . . . . . .           51.4            59.5
                                                                                                     ---------       ---------
                                                                                                     $18,189.5       $12,694.7
                                                                                                     =========       =========
Liabilities and Shareholders' Equity:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    32.1       $    25.9
   Borrowings under investment agreements and other debt  . . . . . . . . . . . . . . . . . . .          883.9           764.1
   Income taxes     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           56.4            29.7
                                                                                                     ---------       ---------
                                                                                                         972.4           819.7
   Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,217.1        11,875.0
                                                                                                     ---------       ---------
                                                                                                     $18,189.5       $12,694.7
                                                                                                     =========       =========

                            STATEMENTS OF EARNINGS

                                                                                                 Year ending December 31,
                                                                                            1995        1994          1993
                                                                                         ---------   ----------    ----------
Income items:
   From consolidated subsidiaries:
      Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  6.8      $  4.5        $  0.7
      Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          341.1       219.8         169.7
      Undistributed earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .          372.0       270.4         529.0
                                                                                            ------      ------        ------
                                                                                             719.9       494.7         699.4
   Interest and dividends - other investments . . . . . . . . . . . . . . . . . . .           21.1        16.8          14.8
   Realized investment gain (loss)  . . . . . . . . . . . . . . . . . . . . . . . .            5.8        (0.8)         (9.4)
   Revenues of Buffalo News Division  . . . . . . . . . . . . . . . . . . . . . . .          154.8       150.9         145.5
                                                                                            ------      ------        ------
                                                                                             901.6       661.6         850.3
                                                                                            ------      ------        ------
Cost and expense items:
   Costs and expenses of Buffalo News Division  . . . . . . . . . . . . . . . . . .          108.5        97.2          95.1
   General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.5         6.6           6.1
   Interest and finance charges . . . . . . . . . . . . . . . . . . . . . . . . . .           48.9        54.9          50.6
   Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11.5         8.1          10.4
                                                                                            ------      ------        ------
                                                                                             176.4       166.8         162.2
                                                                                            ------      ------        ------
      Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $725.2      $494.8        $688.1
                                                                                            ======      ======        ======


         See Note to Condensed Financial Information on following page.

                            BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                        Condensed Financial Information
                             (Dollars in millions)

                             Schedule I (continued)

See headnote on preceding page.

                            STATEMENTS OF CASH FLOWS

                                                                                              Year ending December 31,
                                                                                        1995            1994            1993
                                                                                     ----------      ----------      ----------
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  725.2          $494.8          $688.1
      Adjustments to reconcile net income to
       cash flows from operating activities:
           Undistributed current earnings of subsidiaries   . . . . . . . . . .         (372.0)         (270.4)         (529.0)
           Realized investment (gain) loss  . . . . . . . . . . . . . . . . . .           (5.8)            0.8             9.4
           Increase (decrease) in income taxes payable  . . . . . . . . . . . .           21.5          (217.0)          187.6
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2.0           (60.3)           (0.7)
                                                                                      --------         -------         -------
      Net cash flows from operating activities  . . . . . . . . . . . . . . . .          370.9           (52.1)          355.4
                                                                                       -------         -------          ------

Cash flows from investing activities:
      Investments in and advances to consolidated
         subsidiaries   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (546.8)          207.4          (298.6)
      Purchases of investments  . . . . . . . . . . . . . . . . . . . . . . . .          (81.8)         (302.9)         (162.8)
      Proceeds on sales of investments  . . . . . . . . . . . . . . . . . . . .          279.8            56.8             2.8
                                                                                      --------         -------          ------
      Net cash flows from investing activities  . . . . . . . . . . . . . . . .         (348.8)          (38.7)         (458.6)
                                                                                      --------         -------          ------

Cash flows from financing activities:
      Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . . .        1,196.5         1,221.1         1,259.8
      Repayment of borrowings . . . . . . . . . . . . . . . . . . . . . . . . .       (1,076.7)       (1,382.1)       (1,391.9)
                                                                                      --------        --------        --------
      Net cash flows from financing activities  . . . . . . . . . . . . . . . .          119.8          (161.0)         (132.1)
                                                                                     ---------        --------        --------

Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .          141.9          (251.8)         (235.3)
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . . .          108.1           359.9           595.2
                                                                                      --------         -------        --------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . . . . . . .       $  250.0         $ 108.1        $  359.9
                                                                                      ========         =======        ========
Other cash flow information:
      Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .          273.3           386.8           212.3
      Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           47.6            55.0            47.0

                    NOTE TO CONDENSED FINANCIAL INFORMATION

        Borrowings under investment agreements are made pursuant to contracts with terms generally ranging from three months to forty years and calling for interest payable, normally semiannually, at fixed rates ranging from 3% to 9% per annum. The borrowings are senior unsecured debt obligations of the Company. No materially restrictive covenants are included in any of the various debt agreements.

        Principal payments of the Registrant's borrowings under investment agreements and other debt outstanding at December 31, 1995, are expected to be required no earlier than as follows (in millions):

                     1996          1997           1998           1999           2000      After 2000
                    ------         -----          -----          -----          -----     ----------
                    $137.0         $46.5          $17.1          $13.9          $13.0       $656.4

                                 EXHIBIT INDEX


Exhibit No.
-----------
   2        Agreement and Plan of Merger dated as of August 25, 1995, between the Registrant and GEICO Corporation.
                 Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated August 25, 1995.

   3        Restated Certificate of Incorporation

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

            OTHER INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM DEBT OF REGISTRANT AND ITS SUBSIDIARIES ARE NOT BEING
            FILED SINCE THE TOTAL AMOUNT OF SECURITIES AUTHORIZED BY ALL OTHER SUCH INSTRUMENTS DOES NOT EXCEED 10% OF THE TOTAL
            ASSETS OF THE REGISTRANT AND ITS SUBSIDIARIES ON A CONSOLIDATED BASIS AS OF DECEMBER 31, 1995.  THE REGISTRANT HEREBY
            AGREES TO FURNISH TO THE COMMISSION UPON REQUEST A COPY OF ANY SUCH DEBT INSTRUMENT TO WHICH IT IS A PARTY.

   10.1     Letter Agreements between Berkshire Hathaway Inc. and Salomon Inc dated September 27, 1987 and September 28, 1987 relating to the purchase by Registrant of an Issue of Series A Cumulative Convertible Preferred Stock of Salomon Inc and
            Certificate of Designation of said Preferred Stock
                 Incorporated by reference to Exhibit 10.3 to Registrant's 1992 Annual Report on Form 10-K.

   10.2     Letter Agreement dated September 1, 1986 between Berkshire Hathaway Inc. and Trustee under indenture covering debt securities issued by Scott Fetzer Financial Group, Inc., formerly World Book Finance, Inc.
                 Incorporated by reference to Exhibit 10.4 to the Registrant's 1991 Annual Report on Form 10-K.

   10.3     Investment Agreement dated July 1, 1986, between Berkshire Hathaway Inc. and Scott Fetzer Financial Group, Inc.,
            formerly World Book Finance, Inc. and Amendment thereto dated August 31, 1986
                 Incorporated by reference to Exhibit 10.5 to the Registrant's 1991 Annual Report on Form 10-K.

   12       Statement of computation of ratio of earnings to fixed charges

   22       Subsidiaries of the Registrant

   23       Independent Auditors' Consent

   27       Financial Data Schedule (Submitted as an Exhibit pursuant to the requirements of Item 601(b)(27) of Reg. S-K and not deemed filed for purposes Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act
            of 1934.