Form 10-Q
period 1996-03-31
BERKSHIRE HATHAWAY INC /DE/
filed 1996-05-15
CIK 109694

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended          March 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to______________________

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


        __________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

   X
  ---     ----
  YES      NO

Number of shares of common stock outstanding as of May 1, 1996....  1,193,512

                                   FORM 10-Q


BERKSHIRE HATHAWAY INC.                                            Q/E 3/31/96

PART I - FINANCIAL INFORMATION                                                                     PAGE NO.
                                                                                                   --------
      ITEM 1.           FINANCIAL STATEMENTS

                        Condensed Consolidated Balance Sheets --                                       2
                        March 31, 1996 and December 31, 1995


                        Consolidated Statements of Earnings --                                         3
                        First Quarter, 1996 and 1995


                        Condensed Consolidated Statements of Cash Flows --                             4
                        First Quarter, 1996 and 1995

                        Notes to Interim Consolidated Financial Statements                           5-9


      ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                          10-12

                        CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION                                                                           13

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 3/31/96

                          PART I FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

                                                                               March 31,            December 31,
                                                                                 1996                 1995
                                                                           ---------------      ----------------
                             ASSETS

    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .          $  1,438.6           $  2,703.8
    Investments:
      Securities with fixed maturities  . . . . . . . . . . . . . . .             5,664.5              1,423.2
      Equity securities . . . . . . . . . . . . . . . . . . . . . . .            21,704.4             21,017.6
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,481.3                718.9
    Assets of finance businesses  . . . . . . . . . . . . . . . . . .               863.6                756.7
    Goodwill of acquired businesses . . . . . . . . . . . . . . . . .             2,275.1                672.0
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .             1,681.6              1,419.2
                                                                               ----------           ----------
                                                                                $35,109.1            $28,711.4
                                                                                =========            =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

    Losses and loss adjustment expenses . . . . . . . . . . . . . . .           $ 6,031.1            $ 3,698.6
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . .             1,487.9                374.1
    Accounts payable, accruals and other liabilities  . . . . . . . .             1,440.4              1,039.1
    Income taxes, principally deferred  . . . . . . . . . . . . . . .             5,565.5              4,849.5
    Borrowings under investment agreements and other debt . . . . . .             1,436.7              1,061.7
    Liabilities of finance businesses . . . . . . . . . . . . . . . .               752.6                685.2
                                                                                ---------            ---------
                                                                                 16,714.2             11,708.2
                                                                                ---------            ---------

    Minority shareholders' interests  . . . . . . . . . . . . . . . .               276.9                264.5
                                                                                ---------            ---------

    Shareholders' equity:
      Common stock - par value of 1,381,308 issued shares . . . . . .                 6.9                  6.9
      Capital in excess of par value  . . . . . . . . . . . . . . . .             1,001.7              1,001.7
      Unrealized appreciation of investments, net . . . . . . . . . .             8,931.3              9,220.7
      Retained earnings . . . . . . . . . . . . . . . . . . . . . . .             8,212.8              6,544.1
                                                                                ---------             --------
                                                                                 18,152.7             16,773.4
      Less: Cost of 187,796 common shares in treasury . . . . . . . .                34.7                 34.7
                                                                                ---------            ---------
        Total shareholders' equity  . . . . . . . . . . . . . . . . .            18,118.0             16,738.7
                                                                                ---------            ---------
                                                                                $35,109.1            $28,711.4
                                                                                =========            =========





See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                 Q/E 3/31/96

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)


                                                                                          First Quarter
                                                                                --------------------------------
                                                                                    1996                 1995
                                                                               ------------         ------------
    REVENUES:
      Insurance premiums earned . . . . . . . . . . . . . . . . . . .            $   921.9               $231.4
      Sales and service revenues  . . . . . . . . . . . . . . . . . .                700.1                571.7
      Interest, dividend and other investment income  . . . . . . . .                172.2                141.9
      Income from finance businesses  . . . . . . . . . . . . . . . .                  5.8                  6.3
      Realized investment gain (loss) . . . . . . . . . . . . . . . .              2,339.7                 (7.3)
                                                                                 ---------            ---------
                                                                                   4,139.7                944.0
                                                                                 ---------            ---------
    COST AND EXPENSES:
      Insurance losses and loss adjustment expenses . . . . . . . . .                737.9                182.9
      Insurance underwriting expenses . . . . . . . . . . . . . . . .                161.5                 57.7
      Cost of products and services sold  . . . . . . . . . . . . . .                431.5                359.4
      Selling, general and administrative expenses  . . . . . . . . .                210.9                151.7
      Goodwill amortization . . . . . . . . . . . . . . . . . . . . .                 15.1                  3.2
      Interest expense  . . . . . . . . . . . . . . . . . . . . . . .                 26.3                 13.2
                                                                                 ---------            ---------
                                                                                   1,583.2                768.1
                                                                                 ---------            ---------

    EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST  . . . . . . .              2,556.5                175.9
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .                878.1                 33.4
      Minority interest . . . . . . . . . . . . . . . . . . . . . . .                  9.7                  3.3
                                                                                 ---------            ---------
    NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . .             $1,668.7               $139.2
                                                                                 =========            =========


      Average shares outstanding  . . . . . . . . . . . . . . . . . .            1,193,512            1,177,750

    NET EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . .               $1,398                 $118
                                                                                 =========            =========



See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/96

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)



                                                                                          First Quarter
                                                                                 ----------------------------
                                                                                    1996              1995
                                                                                 ----------         ---------
Net cash flows from operating activities  . . . . . . . . . . . . . . . . .       $   347.7         $   314.8
                                                                                   --------          --------
   Cash flows from investing activities:
      Purchases of investments  . . . . . . . . . . . . . . . . . . . . . .        (1,077.0)         (1,031.7)
      Proceeds on sales and maturities of investments . . . . . . . . . . .         1,512.2             703.2
      Loans and investments originated in finance businesses  . . . . . . .          (211.5)            (94.2)
      Principal collections on loans and investments originated
        in finance businesses . . . . . . . . . . . . . . . . . . . . . . .            98.1              77.1
      Acquisition of business . . . . . . . . . . . . . . . . . . . . . . .        (1,946.2)             --
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (8.2)             (0.7)
                                                                                  ---------          --------
Net cash flows from investing activities  . . . . . . . . . . . . . . . . .        (1,632.6)           (346.3)
                                                                                  ---------           -------
   Cash flows from financing activities:
      Proceeds from borrowings of finance businesses  . . . . . . . . . . .            88.1              25.1
      Proceeds from other borrowings  . . . . . . . . . . . . . . . . . . .           310.5             261.3
      Repayments of borrowings of finance businesses  . . . . . . . . . . .           (54.2)            (72.2)
      Repayments of other borrowings  . . . . . . . . . . . . . . . . . . .          (344.7)           (303.6)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (0.2)             (0.5)
                                                                                  ---------         ---------
Net cash flows from financing activities  . . . . . . . . . . . . . . . . .            (0.5)            (89.9)
                                                                                  ---------          --------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .        (1,285.4)           (121.4)
Cash and cash equivalents at beginning of year* . . . . . . . . . . . . . .         2,744.5             289.9
                                                                                   --------          --------
Cash and cash equivalents at end of first quarter*  . . . . . . . . . . . .       $ 1,459.1         $   168.5
                                                                                   ========          ========

Supplemental cash flow information:
Cash paid during the period for:
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    54.7         $    35.4
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            37.9              22.7
Non-cash investing activity:
      Liabilities assumed in connection with acquisition of business  . . .         3,901.5              --

*Cash and cash equivalents are comprised of the following:
    Beginning of year --
      Finance businesses  . . . . . . . . . . . . . . . . . . . . . . . . .       $    40.7         $    16.0
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,703.8             273.9
                                                                                   --------          --------
                                                                                  $ 2,744.5         $   289.9
                                                                                   ========          ========
    End of first quarter --
      Finance businesses  . . . . . . . . . . . . . . . . . . . . . . . . .       $    20.5         $    23.3
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,438.6             145.2
                                                                                   --------          --------
                                                                                  $ 1,459.1         $   168.5
                                                                                   ========          ========


See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.               Q/E 3/31/96

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

    As more fully discussed in Note 2, on January 2, 1996, GEICO Corporation ("GEICO") became a wholly-owned subsidiary of Berkshire Hathaway Inc. ("Berkshire" or "Company"). Consequently, the Condensed Consolidated Balance Sheet as of March 31, 1996 and the Consolidated Statements of Earnings for the first quarter of 1996 include the accounts of GEICO. Prior to January 2, 1996, Berkshire owned approximately 50% of the outstanding common stock of GEICO. Previously the investment in GEICO common stock had been classified as an available-for-sale security and was carried in Berkshire's Consolidated Balance Sheet at fair value.

    Generally accepted accounting principles currently require that prior year financial statements be restated when control of a business is obtained on a "step-by-step" basis. Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 1995 and the Consolidated Statement of Earnings for the first quarter of 1995 have been restated to account for Berkshire's previous investment in GEICO common stock under the equity method. Berkshire's proportionate share of GEICO's net income reduced by amortization of related goodwill is included in the 1995 Consolidated Statement of Earnings as a component of interest, dividends and other investment income. The effect of the restatement was to decrease shareholders' equity as of December 31, 1995 by about $478 million from the amount previously reported.

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


NOTE 2.  BUSINESS ACQUISITIONS

    On January 2, 1996, GEICO became a wholly-owned subsidiary as a result of the merger of an indirect wholly-owned subsidiary of Berkshire with and into GEICO. The date of January 2, 1996 is hereafter referred to as the "Merger Date". GEICO, through its subsidiaries, is a multiple line property and casualty insurer, the principal business of which is underwriting private passenger automobile insurance.

    The merger was consummated pursuant to an Agreement and Plan of Merger (the "Agreement") dated August 25, 1995. Pursuant to the Agreement, each issued and outstanding common share of GEICO was converted into the right to receive $70 per share, or an aggregate amount of $2.3 billion (the "Merger Consideration"). The amount of Merger Consideration was based upon 33,284,733 outstanding shares held by the public on the Merger Date.

    As of the Merger Date, subsidiaries of Berkshire owned 34,250,000 common shares of GEICO, which were acquired in years prior to 1981 at an aggregate cost of $45.7 million. Up to the Merger Date, neither Berkshire nor its subsidiaries had acquired any shares of GEICO common stock since 1980.
However, Berkshire's ownership percentage, due to intervening stock repurchases by GEICO, gradually increased from about 33% in 1980 to almost 51% immediately prior to the Merger Date.

                                   FORM 10-Q

  BERKSHIRE HATHAWAY INC.                                            Q/E 3/31/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  BUSINESS ACQUISITIONS (CONTINUED)

    The merger has been accounted for by the purchase method. The excess of the purchase cost over the fair value of net assets acquired at the Merger Date is recorded as goodwill of acquired businesses and will subsequently be amortized over 40 years. The following sets forth certain consolidated earnings statement information on a pro forma basis for the first quarter of 1995 as if the GEICO merger had been consummated, on the same terms, at the beginning of that year. Dollars are in millions, except per share amounts.

               Insurance premiums earned  . . . . . . .     $  890.4
               Total revenues   . . . . . . . . . . . .      1,601.0
               Net income   . . . . . . . . . . . . . .        139.4
               Earnings per share   . . . . . . . . . .          118


         During 1995, the Company consummated mergers with Helzberg's Diamond Shops, Inc. ("Helzberg's") and R.C. Willey Home Furnishings ("R.C. Willey") by reissuing 15,762 shares of its common stock held in treasury in exchange for 100% of the common stock of each of these companies. Helzberg's consists of a chain of 173 jewelry stores operating in 28 states and R.C. Willey, through its seven locations, is the dominant retailer of home furnishings in Utah.

         Each of these mergers was accounted for by the purchase method and, accordingly, the operating results of these businesses are included in the Company's consolidated results of operations from the effective dates of the mergers (Helzberg's -- April 30, 1995; R.C. Willey -- June 29, 1995). Had the results of these businesses been included commencing with operations at the beginning of 1995, the reported results would not have been materially affected.


NOTE 3.  RECAPITALIZATION

         On May 6, 1996, Berkshire shareholders approved a recapitalization plan which creates a new class of common stock, designated as Class B Common Stock. In connection therewith, Berkshire's existing common stock was redesignated as Class A Common Stock. Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock.

         On May 8, 1996, Berkshire completed its previously announced public offering of 450,000 shares (517,500 shares if Salomon Brothers, Inc, the underwriter of the offering, exercises its over-allotment option in full) of Class B Common Stock. Berkshire will receive proceeds from the offering of approximately $492.0 million ($565.8 million if Salomon Brothers, Inc exercises its over-allotment option in full). The Company expects that, in time, it will use the net proceeds for acquisitions of businesses, for augmenting the capital of its insurance subsidiaries, or for other general corporate purposes. At this time, Berkshire has no immediate or specific plan for the use of the net proceeds from the offering.


NOTE 4.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

         Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance businesses -- See
Note 7) are shown in the tabulation below (in millions).

                                                                                     March 31,        December 31,
                                                                                       1996             1995
                                                                                  --------------   --------------
    Amortized cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $5,465.4         $1,248.1
    Gross unrealized gains  . . . . . . . . . . . . . . . . . . . . . . . . .             218.6            178.7
    Gross unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . .            (19.5)             (3.6)
                                                                                      ---------        ---------
    Estimated fair value  . . . . . . . . . . . . . . . . . . . . . . . . . .          $5,664.5         $1,423.2
                                                                                      =========         ========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 3/31/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  INVESTMENTS IN EQUITY SECURITIES
    Data with respect to investments in equity securities are shown in the tabulation below (in millions).

                                                                                      March 31,       December 31,
                                                                                       1996             1995
                                                                                  --------------   --------------
    Total cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 8,019.5        $ 7,176.2
    Gross unrealized gains  . . . . . . . . . . . . . . . . . . . . . . . . .          13,770.6         13,933.4
    Gross unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . .             (85.7)           (92.0)
                                                                                      ---------        ---------
    Total carrying value  . . . . . . . . . . . . . . . . . . . . . . . . . .         $21,704.4        $21,017.6
                                                                                      =========        =========
    Carrying value:
      American Express Company  . . . . . . . . . . . . . . . . . . . . . . .         $ 2,441.9        $ 2,046.3
      Capital Cities/ABC, Inc. (a)  . . . . . . . . . . . . . . . . . . . . .              --            2,467.5
      The Coca-Cola Company . . . . . . . . . . . . . . . . . . . . . . . . .           8,275.0          7,425.0
      The Walt Disney Company (a) . . . . . . . . . . . . . . . . . . . . . .           1,572.2             --
      Federal Home Loan Mortgage Corporation  . . . . . . . . . . . . . . . .           1,343.9          1,044.0
      GEICO Corporation (b) . . . . . . . . . . . . . . . . . . . . . . . . .              --            1,175.8
      The Gillette Company  . . . . . . . . . . . . . . . . . . . . . . . . .           2,484.0          2,502.0
      Wells Fargo & Company . . . . . . . . . . . . . . . . . . . . . . . . .           1,904.4          1,466.9
      All others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,683.0          2,890.1
                                                                                      ---------        ---------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $21,704.4        $21,017.6
                                                                                      =========        =========

   (a) In March 1996, The Walt Disney Company ("Disney") completed its acquisition of Capital Cities/ABC, Inc. ("Capital Cities"). Subsidiaries of Berkshire received aggregate consideration of $2.5 billion, which included cash of $1.2 billion and common shares of Disney with a value of $1.3 billion. The Consolidated Statement of Earnings for the first quarter of 1996 includes a pre-tax realized investment gain of $2.2 billion from the Disney transaction.

   (b) The carrying value of GEICO common stock as of December 31, 1995 has been restated from the amount previously reported. See Notes 1 and 2.


NOTE 6.  DEFERRED INCOME TAX LIABILITY

    The tax effects of significant items comprising the Company's net deferred tax liability as of March 31, 1996 and December 31, 1995 are as follows (in millions):

                                                                                     March 31,        December 31,
                                                                                       1996             1995
                                                                                  --------------  ----------------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments  . . . . . . . . . . . .        $4,862.0          $4,908.5
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           695.5             157.0
                                                                                       --------          --------
                                                                                        5,557.5           5,065.5
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (570.4)           (302.8)
                                                                                       --------          --------
    Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . . . . .        $4,987.1          $4,762.7
                                                                                       ========          ========

                                   Form 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 3/31/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  FINANCE BUSINESSES
    Assets and liabilities of Berkshire's finance businesses are summarized below (in millions).

                                                                                     March 31,        December 31,
                                                                                       1996             1995
                                                                                  --------------   --------------
    Assets
    ------
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .             $ 20.5           $ 40.7
    Installment loans and other receivables . . . . . . . . . . . . . . . . .              205.3            185.9
    Fixed maturity investments  . . . . . . . . . . . . . . . . . . . . . . .              637.0            529.4
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0.8              0.7
                                                                                       ---------         ---------
                                                                                          $863.6           $756.7
                                                                                       =========         =========

    Liabilities
    -----------
    8.125% Notes, payable in 1996 . . . . . . . . . . . . . . . . . . . . . .             $120.0            $120.0
    Borrowings under investment agreements  . . . . . . . . . . . . . . . . .              437.5             403.6
    Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              151.1             116.7
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               44.0              44.9
                                                                                       ---------         ---------
                                                                                          $752.6            $685.2
                                                                                       =========         =========

    The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).

                                                                                        March 31,     December 31,
                                                                                         1996           1995
                                                                                     ------------  ---------------
    ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .             $ 20.4         $ 40.5
    Installment loans and other receivables * . . . . . . . . . . . . . . . .              286.4          334.9
    Mortgage-backed securities, at cost   . . . . . . . . . . . . . . . . . .              288.8          211.7
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                0.6            0.7
                                                                                       ---------       --------
                                                                                          $596.2         $587.8
                                                                                       =========       ========
    LIABILITIES
    8.125% Notes, payable in 1996 . . . . . . . . . . . . . . . . . . . . . .             $120.0         $120.0
    Borrowings under investment agreements  . . . . . . . . . . . . . . . . .              412.7          403.6
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               30.5           32.8
                                                                                       ---------       --------
                                                                                          $563.2         $556.4
                                                                                       =========       ========

* Includes receivables from affiliated companies of $128.0 and $182.8 at March 31, 1996 and December 31, 1995, respectively.

   Net income from Scott Fetzer Financial Group businesses for the first quarter of 1996 and 1995 is summarized below (in millions).

                                                                                             First Quarter
                                                                                    ------------------------------
                                                                                         1996             1995
                                                                                    -------------     ------------
    Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $15.9            $13.9
    Costs and expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .             13.1             10.6
                                                                                       -------         --------
    Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .              2.8              3.3
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0.9              1.2
                                                                                       -------         --------
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 1.9            $ 2.1
                                                                                       =========       ========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.               Q/E 3/31/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  UNREALIZED APPRECIATION OF INVESTMENTS

    Changes in "Unrealized appreciation of investments, net", the balance of which is carried in shareholders' equity, were as follows during the first quarter of 1996 and 1995 (in millions):

                                                                                             First Quarter
                                                                                        ----------------------
                                                                                        1996             1995
                                                                                   --------------   --------------
    Increase (decrease) in unrealized appreciation  . . . . . . . . . . . . . .        $ (415.2)         $1,569.4
    (Increase) decrease in deemed applicable income taxes . . . . . . . . . . .           128.7            (554.0)
    Increase in minority shareholders' interest . . . . . . . . . . . . . . . .            (2.9)            (15.7)
                                                                                      ---------          --------
       Net increase (decrease)  . . . . . . . . . . . . . . . . . . . . . . . .          (289.4)            999.7
     Balance at beginning of year . . . . . . . . . . . . . . . . . . . . . . .         9,220.7           5,276.9
                                                                                       --------          --------
     Balance at end of first quarter  . . . . . . . . . . . . . . . . . . . . .        $8,931.3          $6,276.6
                                                                                       ========          ========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 3/31/96

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the first quarter of the current and prior year are disaggregated in the following table. Amounts are in millions and each figure is income tax effected.


                                                                                                First Quarter
                                                                                     -----------------------------
                                                                                         1996             1995
                                                                                     ------------    -------------
Insurance, except realized investment gain/loss . . . . . . . . . . . . . . . .         $  128.6          $ 106.9
Manufacturing, merchandising and services . . . . . . . . . . . . . . . . . . .             39.9             39.2
Unallocated income/expense, net . . . . . . . . . . . . . . . . . . . . . . . .              7.1              6.0
Interest expense *  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (15.4)            (8.1)
                                                                                        --------         --------
    Earnings before realized investment gain/loss . . . . . . . . . . . . . . .            160.2            144.0
Realized investment gain (loss) . . . . . . . . . . . . . . . . . . . . . . . .          1,508.5             (4.8)
                                                                                        --------          -------
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,668.7          $ 139.2
                                                                                        ========          =======

* For purposes of the above table, interest expense of finance businesses is netted against the directly related service activity revenues.

    INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain/loss, are aggregated in the following table. Dollar amounts are in millions.

                                                                                               First Quarter
                                                                                     -----------------------------
                                                                                         1996             1995
                                                                                     ------------    -------------
Premiums earned from:
    Direct insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $805.8           $ 58.3
    Reinsurance assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .            116.1            173.1
                                                                                        --------          -------
      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $921.9           $231.4
                                                                                         =======          =======
Underwriting gain (loss) attributable to:
    Direct insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 40.1           $  2.1
    Reinsurance assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (17.8)           (11.5)
                                                                                         -------          -------
      Total underwriting gain (loss)  . . . . . . . . . . . . . . . . . . . . .             22.3             (9.4)
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            153.0            131.9
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (10.8)            --
                                                                                         -------          -------
      Earnings before income taxes  . . . . . . . . . . . . . . . . . . . . . .            164.5            122.5
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33.9             13.3
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2.0              2.3
                                                                                         -------          -------
      Net earnings from Insurance,
        except realized investment gain/loss  . . . . . . . . . . . . . . . . .           $128.6           $106.9
                                                                                         =======          =======

    As discussed more fully in the Notes to the Interim Consolidated Financial Statements, Berkshire acquired control of GEICO Corporation ("GEICO") in January, 1996. The inclusion of GEICO's accounts in Berkshire's consolidated financial statements beginning in 1996 will have a significant impact on the revenues and operating results of Berkshire's Insurance Group.

    In direct insurance activities, Insurance Group members assume risks of loss from parties who are directly subject to the risks. In reinsurance activities, the members assume defined portions of similar or dissimilar risks to which other insurers or reinsurers have subjected themselves in their own insuring activities.

    GEICO, through its subsidiaries, provides primarily private passenger automobile coverages to insureds in 49 states and the District of Columbia. Limited amounts of homeowners, fire and boat insurance are also offered. GEICO policies are marketed mainly by direct response methods, in which customers apply for coverage directly to the company over the telephone or through the mail. This is a significant element in GEICO's strategy to be a low cost provider of such coverages.

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                 Q/E 3/31/96

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

         INSURANCE GROUP (Continued)

         Other direct insurance is provided through several Berkshire subsidiaries. These businesses offer primarily casualty coverages for commercial accounts and credit card credit insurance and is written through agents, brokers, and financial institutions.

         Direct insurance premiums earned during the first quarter 1996 include $740 million from GEICO's businesses. In 1995's first quarter, GEICO's earned premiums were approximately $659 million. (See Notes to Interim Consolidated Financial Statements for a discussion of the 1995 accounting treatment of Berkshire's then approximately 50% ownership of GEICO.) Ongoing marketing efforts for GEICO's preferred-risk, standard and non-standard risk private passenger auto insurance business are expected to produce continued premium growth.

         Direct insurance results for the first quarter of 1996 include a net underwriting gain from GEICO operations of approximately $30 million. The comparable 1995 amount was approximately $26 million. For the first quarter of 1996, claim and claim settlement costs were 81.3% of premiums earned and underwriting costs were 14.7% of premiums earned. The comparable prior year ratios were 80.9% and 15.2% respectively.

         Berkshire's other direct insurance businesses produced first quarter underwriting gains of about $10.5 million in 1996 and $2.1 million in 1995. Most of the increase in comparative first quarter underwriting gains was produced by the Group's traditional commercial motor vehicle/general liability business and by the professional liability/specialty risk operations.

         Reinsurance premiums of $116 million earned in the first quarter of 1996 were $57 million less than amounts earned during the first quarter of 1995. Most of the comparative decrease in premiums earned related to catastrophe excess-of-loss coverages. As reported in previous discussions, increased levels of industry capital devoted to this type of business has resulted in decreased acceptances by the Group. However, significant exposure to loss remains with respect to catastrophe reinsurance coverages. Thus, the potential remains for extreme volatility in periodic underwriting results from this business.

         First quarter underwriting results reflect gains from catastrophe excess-of-loss coverages of $14 million in 1996 and $39 million in 1995. The underwriting gains in both periods reflect relatively minor amounts of catastrophe losses. The comparative decline in underwriting gains from catastrophe coverages was offset by decreased comparative underwriting losses from quota-share and non-catastrophe excess-of-loss reinsurance contracts.

         Net investment income earned in 1996's first quarter from insurance operations included about $52 million from consolidation of the investment results of GEICO. Net investment income earned during the first quarter of 1995 included the equity in net earnings of GEICO. Such earnings were approximately $30 million. The Insurance Group continues to generate significant levels of investment income, reflecting large amounts of invested assets. Investable policyholder funds (or "float") at March 31, 1996 approximated $6.5 billion and included over $2.5 billion added upon the acquisition of GEICO in January 1996.

         MANUFACTURING, MERCHANDISING AND SERVICES

         Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in millions.



                                                                                 First Quarter
                                                                     ------------------------------------
                                                                             1996               1995
                                                                     -----------------   ----------------
                                                                       Amount      %       Amount     %
                                                                     ---------   -----   ---------  -----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $706.9   100.0      $579.6  100.0
Costs and expenses  . . . . . . . . . . . . . . . . . . . . . .          638.9    90.4       515.0   88.8
                                                                     ---------   -----   ---------  -----
Earnings before income taxes  . . . . . . . . . . . . . . . . .           68.0     9.6        64.6   11.2
Applicable income taxes . . . . . . . . . . . . . . . . . . . .           27.3     3.9        24.5    4.2
Applicable minority interest  . . . . . . . . . . . . . . . . .            0.8     0.1         0.9    0.2
                                                                     ---------   -----   ---------  -----
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 39.9     5.6      $ 39.2    6.8
                                                                     =========   =====   =========  =====

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 3/31/96


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


         MANUFACTURING, MERCHANDISING AND SERVICES (Continued)

         Revenues from these several and diverse business activities during 1996's first quarter were greater by $127.3 million (22.0%) than revenues recorded during the corresponding 1995 period. The comparative increase is primarily due to the acquisitions during 1995's second quarter of Helzberg's Diamond Shops, Inc. ("Helzberg's") and R.C. Willey Home Furnishings ("R.C. Willey"). Helzberg's operates a chain of 173 jewelry stores and R.C. Willey is the dominant retailer of home furnishings in Utah. (See Notes to Interim Consolidated Financial Statements for additional information regarding these acquisitions).

         Net earnings from this group of businesses was relatively unchanged in 1996 as compared to 1995. The inclusion of Helzberg's and R.C. Willey had a favorable impact on comparative results as did improved comparative results for Berkshire's encyclopedia and home cleaning systems segments. However, offsetting these increases were comparative declines in Berkshire's shoe and newspaper segments.



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

         The 1996 Consolidated Statement of Earnings reflects a pre-tax realized investment gain of $2.3 billion ($1.5 billion after tax). Most of this gain resulted from The Walt Disney Company's ("Disney") acquisition of Capital Cities/ABC, Inc. ("Capital Cities"). Prior to the acquisition, subsidiaries of Berkshire owned common stock of Capital Cities which had been acquired in 1986 for an aggregate cost of $345.0 million. In exchange for the Capital Cities common stock, Berkshire subsidiaries received cash and Disney common stock having an aggregate value of $2.5 billion.

         While the effect of this transaction is material to the Consolidated Statement of Earnings, the completion of the acquisition had a minimal impact on Berkshire's shareholders' equity. This is due to the fact that Berkshire's investment in Capital Cities had been carried in the prior periods' consolidated financial statements at market value with unrealized gains, net of tax, reported as a separate component of shareholders' equity. As of December 31, 1995, the pre-tax unrealized gain related to Berkshire's investment in Capital Cities was approximately $2.1 billion.



FINANCIAL CONDITION

         As discussed in the Notes to Interim Consolidated Financial Statements, on May 8, 1996, Berkshire completed a public offering of a new class of common stock. The net proceeds from the offering will range between $492.0 million and $565.8 million. The Company expects that in time it will use the net proceeds for acquisitions of businesses, for augmenting the capital of its insurance subsidiaries, or for other general corporate purposes. At this time, Berkshire has no immediate or specific plan for the use of the net proceeds from the offering.

         Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at March 31, 1996, was $18.1 billion or $15,180 per share. Over the past twelve months, net book value per share has grown by 39.8%.

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.               Q/E 3/31/96


                           PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit 27 -- Financial Data Schedule

                                   SIGNATURE

  Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   BERKSHIRE HATHAWAY INC.

                                                        (Registrant)


Date May 13, 1996                                /s/ Marc D. Hamburg
                                                 -------------------------------
                                                      (Signature)
                                                 Marc D. Hamburg, Vice President
                                                 and Principal Financial Officer