Form 10-Q
period 1996-06-30
BERKSHIRE HATHAWAY INC /DE/
filed 1996-08-14
CIK 109694

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------

Commission file number 1-10125


                            BERKSHIRE HATHAWAY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    04 2254452
- -------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification number)
incorporation or organization)


                  1440 Kiewit Plaza, Omaha, Nebraska   68131
                  ------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)

                                (402) 346-1400
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

  YES  X   NO
      ---     ---

        Number of shares of common stock outstanding as of August 1, 1996:

                 Class A --       1,189,768
                 Class B --         629,820

                                   FORM 10-Q


             BERKSHIRE HATHAWAY INC.                   Q/E 6/30/96


PART I - FINANCIAL INFORMATION                                                                     PAGE NO.
                                                                                                  --------
        ITEM 1.     FINANCIAL STATEMENTS
        -------     --------------------

                    Condensed Consolidated Balance Sheets --                                             2
                    June 30, 1996 and December 31, 1995

                    Consolidated Statements of Earnings --                                               3
                    Second Quarter and First Half, 1996 and 1995

                    Condensed Consolidated Statements of Cash Flows --                                   4
                    First Half, 1996 and 1995

                    Notes to Interim Consolidated Financial Statements                                 5-9

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                10-13
        -------     -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------

PART II - OTHER INFORMATION                                                                             14

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                Q/E 6/30/96

                          PART I FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)

                                                                                   June 30,         December 31,
                                                                                     1996               1995
                                                                               ---------------    ----------------
                             ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .          $    866.4           $  2,703.8
    Investments:
      Securities with fixed maturities at estimated fair value:
        Maturing within two years (cost: 1996-$2,761.9; 1995-$596.5)              2,786.8                615.7
        Maturing after two years (cost: 1996-$3,293.5; 1995-$651.7) .             3,425.9                807.5
      Equity securities . . . . . . . . . . . . . . . . . . . . . . .            24,049.8             21,017.6
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,441.7                718.9
    Assets of finance businesses  . . . . . . . . . . . . . . . . . .               899.3                756.7
    Goodwill of acquired businesses . . . . . . . . . . . . . . . . .             2,259.6                672.0
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .             1,664.4              1,419.2
                                                                               ----------           ----------
                                                                                $37,393.9            $28,711.4
                                                                                =========            =========
               LIABILITIES AND SHAREHOLDERS' EQUITY
    Losses and loss adjustment expenses . . . . . . . . . . . . . . .           $ 6,094.3            $ 3,698.6
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . .             1,435.2                374.1
    Accounts payable, accruals and other liabilities  . . . . . . . .             1,463.1              1,039.1
    Income taxes, principally deferred  . . . . . . . . . . . . . . .             5,771.5              4,849.5
    Borrowings under investment agreements and other debt . . . . . .             1,500.4              1,061.7
    Liabilities of finance businesses . . . . . . . . . . . . . . . .               828.3                685.2
                                                                               ----------            ---------
                                                                                 17,092.8             11,708.2
                                                                                ---------            ---------
    Minority shareholders' interests  . . . . . . . . . . . . . . . .               290.1                264.5
                                                                               ----------            ---------
    Shareholders' equity:
      Common Stock: *
        Class A Common Stock, $5 par value, 1,378,135 and
          1,381,308 shares issued; 1,190,339 and
          1,193,512 shares outstanding  . . . . . . . . . . . . . . .         $       6.9          $       6.9
        Class B Common Stock, $0.1667 par value, 612,690 shares
          issued and outstanding in 1996  . . . . . . . . . . . . . .                 0.1                 --
      Capital in excess of par value  . . . . . . . . . . . . . . . .             1,566.6              1,001.7
      Unrealized appreciation of investments, net . . . . . . . . . .            10,068.1              9,220.7
      Retained earnings . . . . . . . . . . . . . . . . . . . . . . .             8,404.0              6,544.1
                                                                               ----------           ----------
                                                                                 20,045.7             16,773.4
      Less: Cost of 187,796 Class A common shares in treasury . . . .                34.7                 34.7
                                                                              -----------           ----------
        Total shareholders' equity  . . . . . . . . . . . . . . . . .            20,011.0             16,738.7
                                                                                ---------            ---------
                                                                                $37,393.9            $28,711.4
                                                                                =========            =========

* As more fully described in the Notes to Interim Consolidated Financial Statements, on May 8, 1996, Berkshire issued 517,500 shares of Class B Common Stock having economic rights equal to one-thirtieth (1/30) of the economics rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,210,762 shares outstanding at June 30, 1996 versus 1,193,512 outstanding at December 31, 1995. Net book value per equivalent Class A Common share is $16,528 at June 30, 1996 and $14,025 at December 31, 1995.

See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                           BERKSHIRE HATHAWAY INC.                 Q/E 6/30/96

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)



                                                                        Second Quarter                  First Half
                                                              -----------------------------  -----------------------------
                                                                   1996             1995         1996               1995
                                                              ------------     ------------  ------------      -----------
    REVENUES:
      Insurance premiums earned . . . . . . . . . . . . . .      $1,011.7        $  174.2        $1,933.6        $  405.6
      Sales and service revenues  . . . . . . . . . . . . .         715.1           617.0         1,415.2         1,188.7
      Interest, dividend and other investment income  . . .         190.0           138.6           362.2           280.5
      Income from finance businesses  . . . . . . . . . . .           5.2             6.9            11.0            13.2
      Realized investment gain (loss) . . . . . . . . . . .          (7.2)           81.7         2,332.5            74.4
                                                                ---------       ---------        --------       ---------
                                                                  1,914.8         1,018.4         6,054.5         1,962.4
                                                                 --------        --------        --------        --------
    COST AND EXPENSES:
      Insurance losses and loss adjustment expenses . . . .         784.1           132.8         1,522.0           315.7
      Insurance underwriting expenses . . . . . . . . . . .         172.2            50.4           333.7           108.1
      Cost of products and services sold  . . . . . . . . .         449.0           388.0           880.5           747.4
      Selling, general and administrative expenses  . . . .         203.7           166.4           414.6           318.1
      Goodwill amortization . . . . . . . . . . . . . . . .          15.5             3.7            30.6             6.9
      Interest expense  . . . . . . . . . . . . . . . . . .          26.9            13.4            53.2            26.6
                                                                ---------       ---------       ---------       ---------
                                                                  1,651.4           754.7         3,234.6         1,522.8
                                                                 --------        --------        --------        --------

    EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST  . .         263.4           263.7         2,819.9           439.6
      Income taxes  . . . . . . . . . . . . . . . . . . . .          69.1            67.4           947.2           100.8
      Minority interest . . . . . . . . . . . . . . . . . .           3.1             4.3            12.8             7.6
                                                                ---------       ---------       ---------       ---------
    NET EARNINGS  . . . . . . . . . . . . . . . . . . . . .      $  191.2        $  192.0        $1,859.9        $  331.2
                                                                 ========        ========        ========        ========


      Average shares outstanding *  . . . . . . . . . . . .     1,203,748       1,183,392       1,198,630       1,180,587

    NET EARNINGS PER SHARE *  . . . . . . . . . . . . . . .        $159            $162           $1,552           $281
                                                                   ====            ====           ======           ====



  * As more fully described in the Notes to Interim Consolidated Financial Statements, on May 8, 1996, Berkshire issued 517,500 shares of Class B Common Stock having economic rights equal to one-thirtieth (1/30) of Class A Common Stock. Average shares outstanding for the 1996 periods include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per share shown above represents net earnings per Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount or $5 and $52 per share for the second quarter and first half of 1996 respectively.


         See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/96

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)


                                                                                            First Half
                                                                                -------------------------------
                                                                                    1996               1995
                                                                                ------------       ------------
    Net cash flows from operating activities  . . . . . . . . . . . . . . .      $   346.1          $   512.3
                                                                                 ---------          ---------

     Cash flows from investing activities:
       Purchases of investments  . . . . . . . . . . . . . . . . . . . . .         (2,430.8)         (1,260.6)
       Proceeds on sales and maturities of investments  . . . . . . . . . .         1,759.3           1,626.2
       Loans and investments originated in finance businesses   . . . . . .          (332.5)           (167.3)
       Principal collections on loans and investments originated
        in finance businesses   . . . . . . . . . . . . . . . . . . . . . .           189.9             163.5
     Acquisition of business  . . . . . . . . . . . . . . . . . . . . . . .        (1,946.2)             --
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (18.6)             (8.2)
                                                                                  ---------        ----------
   Net cash flows from investing activities   . . . . . . . . . . . . . . .        (2,778.9)            353.6
                                                                                  ---------         ---------

   Cash flows from financing activities:
     Proceeds from borrowings of finance businesses   . . . . . . . . . . .           115.3              74.7
     Proceeds from other borrowings   . . . . . . . . . . . . . . . . . . .           610.6             513.7
     Repayments of borrowings of finance businesses   . . . . . . . . . . .          (129.5)           (144.6)
     Repayments of other borrowings   . . . . . . . . . . . . . . . . . . .          (580.8)           (596.1)
     Net proceeds from issuance of Class B Common Stock   . . . . . . . . .           565.0              --
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1.2)             (0.3)
                                                                                 ----------       -----------
   Net cash flows from financing activities   . . . . . . . . . . . . . . .           579.4            (152.6)
                                                                                  ---------          --------
   Increase (decrease) in cash and cash equivalents   . . . . . . . . . . .        (1,853.4)            713.3

   Cash and cash equivalents at beginning of year*  . . . . . . . . . . . .         2,744.5             289.9
                                                                                   --------          --------

   Cash and cash equivalents at end of first half*  . . . . . . . . . . . .        $  891.1          $1,003.2
                                                                                   ========          ========

   Supplemental cash flow information:

   Cash paid during the period for:
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  524.6          $  145.5
     Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            62.8              39.8

   Non-cash investing activities:
     Liabilities assumed in connection with acquisitions of businesses  . .         3,901.5             248.5
     Common shares issued in connection with acquisitions of businesses   .            --               348.6

   * Cash and cash equivalents are comprised of the following:

   Beginning of year --
        Finance businesses  . . . . . . . . . . . . . . . . . . . . . . . .      $     40.7         $    16.0
        Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,703.8             273.9
                                                                                   --------          --------
                                                                                   $2,744.5          $  289.9
                                                                                   ========          ========
     End of first half --
        Finance businesses  . . . . . . . . . . . . . . . . . . . . . . . .      $     24.7         $    26.2
        Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           866.4             977.0
                                                                                   --------           -------
                                                                                  $   891.1          $1,003.2
                                                                                  =========          ========

   See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                              BERKSHIRE HATHAWAY INC.              Q/E 6/30/96

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

         As more fully discussed in Note 2, on January 2, 1996, GEICO Corporation ("GEICO") became a wholly-owned subsidiary of Berkshire Hathaway Inc. ("Berkshire" or "Company"). Consequently, the Condensed Consolidated Balance Sheet as of June 30, 1996 and the Consolidated Statements of Earnings for the second quarter and first half of 1996 include the accounts of GEICO. Prior to January 2, 1996, Berkshire owned approximately 51% of the outstanding common stock of GEICO. Previously the investment in GEICO common stock had been classified as an available-for-sale security and was carried in Berkshire's Consolidated Balance Sheet at fair value.

         Generally accepted accounting principles require that prior year financial statements be restated when control of a business is obtained on a "step-by-step" basis. Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 1995 and the Consolidated Statements of Earnings for the second quarter and first half of 1995 have been restated to account for Berkshire's previous investment in GEICO common stock under the equity method. Berkshire's proportionate share of GEICO's net income reduced by amortization of related goodwill is included in the 1995 Consolidated Statement of Earnings as a component of interest, dividend and other investment income. The principal effect of the restatement was to decrease shareholders' equity as of December 31, 1995 by $478.4 million from the amount previously reported.

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

         The merger was consummated pursuant to an Agreement and Plan of Merger (the "Agreement") dated August 25, 1995. Pursuant to the Agreement, each issued and outstanding common share of GEICO, except shares held by Berkshire subsidiaries and GEICO, was converted into the right to receive $70 per share, or an aggregate amount of $2.3 billion (the "Merger Consideration"). The amount of Merger Consideration was based upon 33,284,733 outstanding shares held by the public on the Merger Date.

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

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/96



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  BUSINESS ACQUISITIONS (CONTINUED)

    The merger has been accounted for by the purchase method. The excess of the purchase cost over the fair value of net assets acquired at the Merger Date is recorded as goodwill of acquired businesses and will subsequently be amortized over 40 years. The following sets forth certain consolidated earnings statement information on a pro forma basis for the first half of 1995 as if the GEICO merger had been consummated, on the same terms, at the beginning of that year. Dollars are in millions, except per share amounts.



                           Insurance premiums earned  . . . . . . .     $1,753.2
                           Total revenues   . . . . . . . . . . . .      3,301.2
                           Net income   . . . . . . . . . . . . . .        323.7
                           Earnings per share   . . . . . . . . . .          274



         During 1995, the Company consummated mergers with Helzberg's Diamond Shops, Inc. ("Helzberg's") and R.C. Willey Home Furnishings ("R.C. Willey") by reissuing 15,762 shares of its common stock (subsequently redesignated Class A Common Stock) held in treasury in exchange for 100% of the common stock of each of these companies. Helzberg's consists of a chain of 175 jewelry stores operating in 28 states and R.C. Willey, through its seven locations, is the dominant retailer of home furnishings in Utah.

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

         On May 8, 1996, Berkshire completed its previously announced public offering of 517,500 shares Class B Common Stock. Berkshire received net proceeds from the offering of $565.0 million. The Company expects that, in time, it will use the net proceeds for acquisitions of businesses, for augmenting the capital of its insurance subsidiaries, or for other general corporate purposes.

         Since the Class B Common shares are equivalent to one-thirtieth (1/30) of the economic rights of Class A Common shares, the issuance of the Class B Common Stock was equivalent to the issuance of 17,250 Class A Common shares or approximately 1.4% of Class A Common shares outstanding at the time of the issuance of Class B Common shares.

         Subsequent to the issuance of Class B Common Stock and as of June 30, 1996, shareholders formerly holding 3,173 shares of Class A Common Stock elected to convert such shares into 95,190 shares of Class B Common Stock. The following table summarizes Berkshire's common stock activity during the first six months of 1996.

                                                            Shares of                                Shares of
                                                         Class A Common Stock                 Class B Common Stock
                                           ---------------------------------------------      --------------------
                                              Issued     Held in Treasury     Outstanding     Issued and Outstanding
                                             ---------   ----------------     -----------     ----------------------
Balance at December 31, 1995  . . . . .      1,381,308       (187,796)         1,193,512             --
Issuance of Class B Common Stock  . . .          --              --                 --            517,500
Conversions of Class A Common Stock
    to Class B Common Stock . . . . . .         (3,173)          --               (3,173)          95,190
                                             ---------       --------          ---------          -------
Balance at June 30, 1996  . . . . . . .      1,378,135       (187,796)         1,190,339          612,690
                                             =========       ========          =========          =======

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  INVESTMENTS IN EQUITY SECURITIES

Data with respect to investments in equity securities are shown in the tabulation below (in millions).

                                                                                        June 30,     December 31,
                                                                                         1996            1995
                                                                                      ---------       ----------
    Total cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 8,558.1        $ 7,176.2
    Gross unrealized gains  . . . . . . . . . . . . . . . . . . . . . . . . .          15,541.0         13,933.4
    Gross unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . .             (49.3)           (92.0)
                                                                                      ---------       ----------
    Total carrying value  . . . . . . . . . . . . . . . . . . . . . . . . . .         $24,049.8        $21,017.6
                                                                                      =========        =========
    Carrying value:
      American Express Company  . . . . . . . . . . . . . . . . . . . . . . .          $2,207.0        $ 2,046.3
      Capital Cities/ABC, Inc. (a)  . . . . . . . . . . . . . . . . . . . . .              --            2,467.5
      The Coca-Cola Company . . . . . . . . . . . . . . . . . . . . . . . . .           9,800.0          7,425.0
      The Walt Disney Company (a) . . . . . . . . . . . . . . . . . . . . . .           1,547.6             --
      Federal Home Loan Mortgage Corporation  . . . . . . . . . . . . . . . .           1,373.3          1,044.0
      GEICO Corporation (b) . . . . . . . . . . . . . . . . . . . . . . . . .              --            1,175.8
      The Gillette Company  . . . . . . . . . . . . . . . . . . . . . . . . .           2,994.0          2,502.0
      Wells Fargo & Company . . . . . . . . . . . . . . . . . . . . . . . . .           1,743.6          1,466.9
      All others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,384.3          2,890.1
                                                                                      ---------        ---------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $24,049.8        $21,017.6
                                                                                      =========        =========


   (a) In March 1996, The Walt Disney Company ("Disney") completed its acquisition of Capital Cities/ABC, Inc. Subsidiaries of Berkshire received aggregate consideration of $2.5 billion, which included cash of $1.2 billion and common shares of Disney with a value of $1.3 billion. The Consolidated Statement of Earnings for the first half of 1996 includes a pre-tax realized investment gain of $2.2 billion from the Disney transaction.

   (b) The carrying value of GEICO common stock as of December 31, 1995 has been restated from the amount previously reported. See Notes 1 and 2.

NOTE 5.  DEFERRED INCOME TAX LIABILITY

    The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1996 and December 31, 1995 are as follows (in millions):

                                                                                 June 30,         December 31,
                                                                                   1996               1995
                                                                                -----------       ------------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments  . . . . . . . . . . .     $5,478.0          $4,908.5

    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        718.4             157.0
                                                                                  --------          --------
                                                                                   6,196.4           5,065.5
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (573.2)           (302.8)
                                                                                   -------           -------
    Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . . . . .   $5,623.2          $4,762.7
                                                                                  ========          ========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  FINANCE BUSINESSES

         Assets and liabilities of Berkshire's finance businesses are summarized below (in millions).

                                                                                      June 30,        December 31,
                                                                                        1996             1995
                                                                                      --------        ------------
    Assets
    ------
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .           $ 24.7           $ 40.7
    Installment loans and other receivables . . . . . . . . . . . . . . . . .            209.2            185.9
    Fixed maturity investments  . . . . . . . . . . . . . . . . . . . . . . .            664.9            529.4
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0.5              0.7
                                                                                        ------           ------
                                                                                        $899.3           $756.7
                                                                                        ======           ======
    Liabilities
    -----------
    8.125% Notes, payable in 1996 . . . . . . . . . . . . . . . . . . . . . .           $120.0           $120.0
    Borrowings under investment agreements  . . . . . . . . . . . . . . . . .            389.3            403.6
    Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            264.1            116.7
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             54.9             44.9
                                                                                        ------           ------
                                                                                        $828.3           $685.2
                                                                                        ======           ======

    The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).

                                                                                      June 30,        December 31,
                                                                                        1996              1995
                                                                                      --------        ------------
    ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .           $ 24.4           $ 40.5
    Installment loans and other receivables * . . . . . . . . . . . . . . . .            291.4            334.9
    Mortgage-backed securities, at cost   . . . . . . . . . . . . . . . . . .            213.4            211.7
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0.4              0.7
                                                                                        ------           ------
                                                                                        $529.6           $587.8
                                                                                        ======           ======
    LIABILITIES
    8.125% Notes, payable in 1996 . . . . . . . . . . . . . . . . . . . . . .           $120.0           $120.0
    Borrowings under investment agreements  . . . . . . . . . . . . . . . . .            345.2            403.6
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             29.9             29.9
                                                                                       -------          -------
                                                                                        $495.1           $553.5
                                                                                        ======           ======


* Includes receivables from affiliated companies of $145.1 and $182.8 at June 30, 1996 and December 31, 1995, respectively.

   Net income from Scott Fetzer Financial Group businesses for the second quarter and first half of 1996 and 1995 is summarized below (in millions).

                                                                Second Quarter                  First Half
                                                      -----------------------------  -----------------------------
                                                          1996            1995            1996            1995
                                                      -------------  --------------  --------------  -------------
    Revenues  . . . . . . . . . . . . . . . . . . .       $15.3           $13.8           $31.2          $27.7
    Costs and expenses  . . . . . . . . . . . . . .        12.8            10.8            25.9           21.4
                                                          -----           -----           -----          -----
    Income before income taxes  . . . . . . . . . .         2.5             3.0             5.3            6.3
    Income taxes  . . . . . . . . . . . . . . . . .         0.9             1.0             1.8            2.2
                                                          -----           -----           -----          -----
    Net income  . . . . . . . . . . . . . . . . . .       $ 1.6           $ 2.0           $ 3.5          $ 4.1
                                                          =====           =====           =====          =====

                                   FORM 10-Q

                              BERKSHIRE HATHAWAY INC.               Q/E 6/30/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  UNREALIZED APPRECIATION OF INVESTMENTS

         Changes in "Unrealized appreciation of investments, net", the balance of which is carried in shareholders' equity, were as follows during the second quarter and first half of 1996 and 1995 (in millions):

                                                              Second Quarter                    First Half
                                                     ------------------------------  -----------------------------
                                                          1996            1995            1996            1995
                                                     --------------  --------------  --------------  -------------
    Increase in unrealized appreciation . . . . . .     $ 1,764.8       $ 1,706.5       $ 1,349.6       $3,275.9
    Increase in deemed applicable
      income taxes  . . . . . . . . . . . . . . . .        (617.4)         (600.1)         (488.7)      (1,154.1)
    Increase in minority shareholders' interest . .         (10.6)          (14.6)          (13.5)         (30.3)
                                                        ---------       ---------       ---------      ---------
       Net increase . . . . . . . . . . . . . . . .       1,136.8         1,091.8           847.4        2,091.5
     Balance at beginning of period . . . . . . . .       8,931.3         6,276.6         9,220.7        5,276.9
                                                        ---------       ---------       ---------      ---------
     Balance at end of second quarter . . . . . . .     $10,068.1       $ 7,368.4       $10,068.1      $ 7,368.4
                                                        =========       =========       =========      =========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                 Q/E 6/30/96

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the second quarter and first half of the current and prior year are disaggregated in the following table. Amounts are in millions and each figure is income tax effected.

                                                             Second Quarter                       First Half
                                                      -----------------------------  -----------------------------
                                                          1996            1995            1996            1995
                                                      -------------  --------------  --------------  -------------
Insurance, except realized investment gain/loss . .      $  160.5        $  104.0        $  289.1       $  210.9
Manufacturing, merchandising and services . . . . .          43.3            38.4            83.2           77.6
Unallocated income/expense, net . . . . . . . . . .           6.7             6.2            13.8           12.2
Interest expense *  . . . . . . . . . . . . . . . .         (16.8)           (8.4)          (32.2)         (16.5)
                                                         --------        --------        --------       --------
    Earnings before realized investment gain/loss .         193.7           140.2           353.9          284.2
Realized investment gain (loss) . . . . . . . . . .          (2.5)           51.8         1,506.0           47.0
                                                         --------        --------        --------       --------
    Net earnings  . . . . . . . . . . . . . . . . .      $  191.2        $  192.0        $1,859.9       $  331.2
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

                                                              Second Quarter                       First Half
                                                      -----------------------------  -----------------------------
                                                          1996            1995            1996            1995
                                                      -------------  --------------  --------------  -------------
Premiums earned from:
    Direct insurance  . . . . . . . . . . . . . . .      $  823.6        $   57.5        $1,629.4       $  115.9
    Reinsurance assumed . . . . . . . . . . . . . .         188.1           116.7           304.2          289.7
                                                         --------        --------         -------       --------
                                                         $1,011.7        $  174.2        $1,933.6       $  405.6
                                                         ========        ========        ========       ========
Underwriting gain (loss) attributable to:
    Direct insurance  . . . . . . . . . . . . . . .      $   50.1        $    1.4        $   90.2       $    3.5
    Reinsurance assumed . . . . . . . . . . . . . .           5.5           (10.7)          (12.3)         (22.2)
                                                         --------        --------        --------       --------
      Total underwriting gain (loss)  . . . . . . .          55.6            (9.3)           77.9          (18.7)
Net investment income . . . . . . . . . . . . . . .         165.9           128.7           318.9          260.6
Goodwill amortization . . . . . . . . . . . . . . .         (10.6)           --             (21.4)          --
                                                         --------        --------        --------       --------
      Earnings before income taxes  . . . . . . . .         210.9           119.4           375.4          241.9
Income tax expense  . . . . . . . . . . . . . . . .          48.8            13.6            82.7           26.9
Minority interest . . . . . . . . . . . . . . . . .           1.6             1.8             3.6            4.1
                                                         --------        --------        --------       --------
      Net earnings from Insurance,
        except realized investment gain/loss  . . .      $  160.5        $  104.0        $  289.1       $  210.9
                                                         ========        ========        ========       ========

         As discussed more fully in the Notes to Interim Consolidated Financial Statements, Berkshire acquired control of GEICO Corporation ("GEICO") in January, 1996. The inclusion of GEICO's accounts in Berkshire's consolidated financial statements beginning in 1996 will have a significant impact on the revenues and operating results of Berkshire's Insurance Group.

         In direct insurance activities, Insurance Group members assume risks of loss from parties who are directly subject to the risks. In reinsurance activities, the members assume defined portions of similar or dissimilar risks to which other insurers or reinsurers have subjected themselves in their own insuring activities.

         GEICO, through its subsidiaries, provides primarily private passenger automobile coverages to insureds in 49 states and the District of Columbia. Limited amounts of homeowners, fire and boat insurance are also offered. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company over the telephone or through the mail. This is a significant element in GEICO's strategy to be a low cost provider of such coverages.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 6/30/96


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         INSURANCE GROUP (Continued)

         GEICO's underwriting results for the second quarter and first half of 1996 are summarized below. Amounts for 1995 periods are shown for comparative purposes, although such amounts are not included in Berkshire's Consolidated Financial Statements. Dollar amounts are in millions.


                                                Second Quarter                       First Half
                                     --------------------------------------   -----------------------------------
                                            1996                1995                 1996               1995
                                     ----------------    ------------------   ----------------    ---------------
                                      Amount      %       Amount      %        Amount      %       Amount     %
                                     --------   -----    --------   -----     --------   -----    --------  -----
Premiums earned . . . . . . . .       $757.4    100.0     $688.6    100.0     $1,497.6   100.0    $1,347.6  100.0
                                      ------    -----     ------    -----     --------   -----    --------  -----
Losses and loss expenses  . . .        605.6     80.0      577.3     83.8      1,206.8    80.6     1,110.3   82.4
Underwriting expenses . . . . .        114.1     15.0      102.3     14.9        223.3    14.9       202.3   15.0
                                      ------    -----     ------    -----      -------   -----    --------  -----
                                       719.7     95.0      679.6     98.7      1,430.1    95.5     1,312.6   97.4
                                      ------    =====     ------    =====     --------   =====    --------  =====
Underwriting gain . . . . . . .       $ 37.7              $  9.0              $   67.5            $   35.0
                                      ======              ======              ========            ========


         Intensified marketing efforts for GEICO's voluntary preferred-risk, standard and non-standard risk private passenger auto insurance have contributed to the increases in business accepted. Such efforts have resulted in in-force policy growth over the past twelve months of 5.5% in preferred-risk auto and 26.5% in the standard and non-standard auto lines. Recent trends indicate that growth in GEICO's voluntary auto lines may accelerate for the remainder of 1996.

         Premiums earned in 1996 by other direct insurance businesses totaled $66.2 million for the second quarter and $131.8 million for the first half. Premiums earned in the second quarter and first half of 1995 were $57.5 million and $115.9 million, respectively. Most of the comparative increases in premiums earned derived from a relatively small number of commercial property insurance policies written by the Group's professional liability/specialty risk operations.

         In 1996, Berkshire's other direct insurance businesses produced underwriting gains of $12.4 million for the second quarter and $22.7 million for the first half. In each period over half of these gains were produced by the professional liability/specialty risk operations. The Group's traditional commercial motor vehicle and credit card credit insurance businesses contributed most of the other net underwriting gains. In the comparable 1995 periods, Berkshire's other direct businesses produced underwriting gains of $1.4 million for the second quarter and $3.5 million for the first half.

         Premiums earned from reinsurance activities for the second quarter and first half of 1996 included $94.1 million and $126.9 million, respectively, from catastrophe excess-of-loss policies. In 1995 periods, premiums earned from such policies were $39.6 million for the second quarter and $120.3 million for the first half. Premiums earned from catastrophe excess-of-loss policies reflect the Group's practice to defer earning such premiums until the earlier of a loss occurrence or policy expiration. Most of the other reinsurance premiums earned in both the 1996 and 1995 periods derived from a few sizable excess-of-loss policies.

         Underwriting results from reinsurance activities include gains from catastrophe excess-of-loss policies of $58.3 million for the second quarter of 1996 and $72.7 million for the first half of 1996. In 1995, gains from catastrophe excess-of-loss policies were $29.1 million for the second quarter and $68.0 million for the first half. The magnitude of underwriting gains achieved over the past few years by this business should not be viewed as predictive of future profitability. Depending on the timing and magnitude of catastrophe loss events, underwriting gains achieved in one period can be easily exceeded by losses in the next period. Potential for extreme volatility in periodic underwriting results from this business remains.

         Charges related to the amortization of deferred charges re reinsurance assumed and accretion of discounted structured settlement liabilities have been a recurring element of the underwriting results of Berkshire's reinsurance business. These charges reflect recognition of time-value-of-money concepts. In 1996, such charges were $17.0 million for the second quarter and $36.7 million for the first half. In 1995, such charges totaled $17.8 million for the second quarter and $34.3 million for the first half.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 6/30/96



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

         INSURANCE GROUP (Continued)

         Other reinsurance activities produced underwriting losses for the second quarter and first half of 1996 totaling $35.8 million and $48.3 million, respectively. In 1995, such losses were $22.0 million for the second quarter and $55.8 million for the first half. Generally, time-value-of-money concepts are important considerations in establishing premiums for non-catastrophe policies due to the anticipation of more extended claim payment periods. Underwriting losses often occur as the estimates of losses and loss adjustment expenses are established on an undiscounted basis, often in amounts exceeding premiums. Nevertheless, this business is accepted because of the large amounts of investable policyholder funds ("float") generated.

         The accompanying consolidated balance sheet includes liabilities of about $6.1 billion representing estimated unpaid losses and loss adjustment expenses related to insurance and reinsurance activities. Subsequent loss payments will likely differ and further revisions of the estimates will occur. These revisions will be reflected in earnings in the period made and may have a substantial effect on future periodic underwriting results.

         The Insurance Group continues to generate significant levels of investment income, reflecting large amounts of invested assets. Investable policyholder funds (or "float") at June 30, 1996 approximated $6.6 billion and included over $2.5 billion added upon the acquisition of GEICO in January 1996. Net investment income of the Insurance Group for the second quarter and first half of 1996 includes the investment results of GEICO. Net investment income of GEICO was $53.6 million for the second quarter of 1996 and $106.0 million for the first half of 1996. In 1995 periods, net investment income of the Insurance Group included the equity in net earnings of GEICO -- $22.7 million for the second quarter and $52.4 million for the first half.



         MANUFACTURING, MERCHANDISING AND SERVICES

  Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in millions.


                                                 Second Quarter                          First Half
                                     ------------------------------------     ----------------------------------
                                            1996              1995                  1996               1995
                                     ----------------    ----------------     ----------------    ---------------

                                      Amount      %       Amount      %        Amount      %       Amount     %
                                     --------   -----    --------   -----     --------   -----    --------  -----
Revenues  . . . . . . . . . . .       $721.8    100.0     $622.5    100.0     $1,428.7   100.0    $1,202.1  100.0

Costs and expenses  . . . . . .        648.0     89.8      555.9     89.3      1,286.9    90.1     1,070.9   89.1
                                      ------    -----     ------    -----     --------   -----    --------  -----

Earnings before income taxes  .         73.8     10.2       66.6     10.7        141.8     9.9       131.2   10.9

Applicable income taxes . . . .         29.3      4.0       27.2      4.4         56.6     4.0        51.7    4.3

Applicable minority interest  .          1.2      0.2        1.0      0.1          2.0     0.1         1.9    0.1
                                      ------    -----    -------    -----     --------   -----    -------- ------

Net earnings  . . . . . . . . .       $ 43.3      6.0    $  38.4      6.2     $   83.2     5.8    $   77.6    6.5
                                      ======    =====    =======    =====     ========   =====    ========  =====



         Revenues from these several and diverse business activities during 1996's second quarter and first half were greater by $99.3 million (16.0%) and $226.6 million (18.9%) than revenues recorded during the corresponding 1995 periods. The comparative increases are primarily due to the acquisitions during 1995's second quarter of Helzberg's Diamond Shops, Inc. ("Helzberg's") and R.C. Willey Home Furnishings ("R.C. Willey"). Helzberg's operates a chain of 175 jewelry stores and R.C. Willey is the dominant retailer of home furnishings in Utah. (See Notes to Interim Consolidated Financial Statements for additional information regarding these acquisitions).

         Net earnings from this group of businesses increased $4.9 million (12.8%) during 1996's second quarter and $5.6 million (7.2%) during 1996's first half as compared to the prior year. The inclusion of Helzberg's and R.C. Willey for the entire first half of 1996 had a favorable impact on comparative results as did improved comparative results for Berkshire's home cleaning systems segment. However, somewhat offsetting these increases were comparative declines in the second quarter and first half in Berkshire's shoe and newspaper segments.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 6/30/96



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         REALIZED INVESTMENT GAIN/LOSS

         Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. The amount -- recorded when securities are sold or other than temporarily impaired -- may fluctuate significantly from period to period, with a meaningful effect upon Berkshire's consolidated net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized price appreciation now existing in Berkshire's consolidated investment portfolio.

         The Consolidated Statement of Earnings for the first half of 1996 reflects a pre-tax realized investment gain of $2.3 billion ($1.5 billion after tax). Most of this gain resulted from The Walt Disney Company's ("Disney") acquisition of Capital Cities/ABC, Inc. ("Capital Cities"). Prior to the acquisition, subsidiaries of Berkshire owned common stock of Capital Cities which had been acquired in 1986 for an aggregate cost of $345.0 million. In exchange for the Capital Cities common stock, Berkshire subsidiaries received cash and Disney common stock having an aggregate value of $2.5 billion.

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

FINANCIAL CONDITION

         As discussed in the Notes to Interim Consolidated Financial Statements, on May 8, 1996, Berkshire completed a public offering of a new class of common stock. The net proceeds from the offering were approximately $565.0 million. The Company expects that in time it will use the net proceeds for acquisitions of businesses, for augmenting the capital of its insurance subsidiaries, or for other general corporate purposes. At this time, Berkshire has no immediate or specific plan for the use of the net proceeds from the offering.

         Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at June 30, 1996, was $20.0 billion or $16,528 per Class A Common share.


                           PART II OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders of Berkshire Hathaway Inc. ("Berkshire"), held May 6, 1996, Berkshire's shareholders reelected Berkshire's Directors in an uncontested election. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         Following are the votes cast in favor and against each Director. There were no votes withheld, abstentions or broker non-votes.

         Directors                                          For                    Against
         ---------                                     ------------              -----------
         Warren E. Buffett                                1,056,820                   838
         Howard G. Buffett                                1,056,753                   905
         Susan T. Buffett                                 1,056,765                   893
         Malcolm G. Chace III                             1,056,846                   812
         Charles T. Munger                                1,056,836                   822
         Walter Scott, Jr.                                1,056,827                   831

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 6/30/96


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                (CONTINUED)

         At the aforementioned annual meeting, Berkshire's shareholders approved the recommendation of its Board of Directors to amend its Restated Certificate of Incorporation so as to add a provision authorizing the Board to
(A) create a new class of Class B Common Stock in which each share has economic rights equivalent to one-thirtieth (1/30) of a share of the current common stock, but has one-two-hundredth (1/200) of the vote of a share of the then current common stock; (B) redesignate the Corporation's then current common stock as Class A Common Stock and change each share of existing common stock into a share of Class A Common Stock; and (C) make each share of Class A Common Stock convertible into thirty (30) shares of Class B Common Stock at the option of the holder at any time.

         Following is a tabulation of the votes regarding this matter:

                                                                       Broker
                            For           Against       Abstain        Non-Votes
                         ---------        -------       -------       ----------
                           979,383          8,672       10,891         58,665

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 a.       Exhibits
                          Exhibit 27 -- Financial Data Schedule
                 b.       Reports on Form 8-K *
                            i) Form 8-K Filed January 16, 1996 -- Item 2 - Acquisition or Disposition of Assets - Report described merger which occurred on January 2, 1996 of GEICO Corporation with an indirect wholly-owned subsidiary of Berkshire Hathaway Inc. Included in the report are Unaudited Pro Forma Condensed Financial Statements for the nine months ended September 30, 1995 and the year ended December 31, 1994.
                           ii) Form 8-K Filed February 15, 1996 -- Item 5 - Other Events - Report described a plan approved by Berkshire Hathaway Inc.'s Board of Directors to create a new class of stock to be called Class B Common Stock and to simultaneously designate its existing common stock as Class A Common Stock.
                          iii) Form 8-K Filed March 26, 1996 -- Item 5 - Other Events - Report contains supplemental disclosures with respect to Form 8-K filed January 16, 1996. Included in the report are Unaudited Pro Forma Condensed Financial Statements for the year ended December 31, 1995. (See i) above).

                          * Registrant inadvertently omitted describing in its Form 10-Q for the quarterly period ending March 31, 1996, three reports on Form 8-K which were filed during the first quarter of 1996. A description of the three Form 8-K's is being provided in this Form 10-Q.

                                   SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BERKSHIRE HATHAWAY INC.
                                           ----------------------------------
                                               (Registrant)

Date August 13, 1996                               /s/ Marc D. Hamburg
                                           ----------------------------------
                                                     (Signature)
                                           Marc D. Hamburg, Vice President
                                           and Principal Financial Officer