Form 10-Q
period 1996-09-30
BERKSHIRE HATHAWAY INC /DE/
filed 1996-11-12
CIK 109694

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996
                               ---------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to________________________

Commission file number 1-10125
                      ---------

                            BERKSHIRE HATHAWAY INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         04 2254452
--------------------------------------                  -----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification number)

                          1440 Kiewit Plaza, Omaha, Nebraska   68131
                   -----------------------------------------------------------
                            (Address of principal executive office)
                                           (Zip Code)

                                         (402) 346-1400
                  ------------------------------------------------------------
                       (Registrant's telephone number, including area code)

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

   X
-------  -------
  YES      NO

         Number of shares of common stock outstanding as of October 31, 1996:

                           Class A --       1,188,879
                           Class B --         656,490

                                   FORM 10-Q


                            BERKSHIRE HATHAWAY INC.                  Q/E 9/30/96


PART I - FINANCIAL INFORMATION                                                                       PAGE NO.
                                                                                                     --------
        ITEM 1.     FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets --                                             2
                    September 30, 1996 and December 31, 1995

                    Consolidated Statements of Earnings --                                               3
                    Third Quarter and First Nine Months, 1996 and 1995

                    Condensed Consolidated Statements of Cash Flows --                                   4
                    First Nine Months, 1996 and 1995

                    Notes to Interim Consolidated Financial Statements                                 5-9

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                10-14
                    CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                                             14

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 9/30/96

                          PART I FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (dollars in millions except per share amounts)

                                                                             September 30,         December 31,
                                                                                  1996                 1995
                                                                              -----------           -----------
                             ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $   810.7             $ 2,703.8
    Investments:
      Securities with fixed maturities at estimated fair value:
        Maturing within two years (cost: 1996-$3,032.2; 1995-$596.5). . .        3,048.4                 615.7
        Maturing after two years (cost: 1996-$3,289.2; 1995-$651.7) . . .        3,491.4                 807.5
        Equity securities . . . . . . . . . . . . . . . . . . . . . . . .       25,567.9              21,017.6
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,476.2                 718.9
    Assets of finance businesses  . . . . . . . . . . . . . . . . . . . .          868.3                 756.7
    Goodwill of acquired businesses . . . . . . . . . . . . . . . . . . .        2,275.7                 672.0
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,668.1               1,419.2
                                                                               ---------             ---------
                                                                               $39,206.7             $28,711.4
                                                                               =========             =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Losses and loss adjustment expenses . . . . . . . . . . . . . . . . .      $ 6,237.2             $ 3,698.6
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . .        1,492.5                 374.1
    Accounts payable, accruals and other liabilities  . . . . . . . . . .        1,638.8               1,039.1
    Income taxes, principally deferred  . . . . . . . . . . . . . . . . .        6,155.1               4,849.5
    Borrowings under investment agreements and other debt . . . . . . . .        1,435.2               1,061.7
    Liabilities of finance businesses . . . . . . . . . . . . . . . . . .          747.4                 685.2
                                                                               ---------             ---------
                                                                                17,706.2              11,708.2
                                                                               ---------             ---------
    Minority shareholders' interests  . . . . . . . . . . . . . . . . . .          311.8                 264.5
                                                                               ---------             ---------
    Shareholders' equity:
      Common Stock:*
        Class A Common Stock, $5 par value, 1,376,870 and 1,381,308
          shares issued; 1,189,074 and 1,193,512 shares outstanding                  6.9                   6.9
        Class B Common Stock, $0.1667 par value, 650,640 shares issued
          and outstanding in 1996 . . . . . . . . . . . . . . . . . . . .            0.1                  --
      Capital in excess of par value  . . . . . . . . . . . . . . . . . .        1,566.6               1,001.7
      Unrealized appreciation of investments, net . . . . . . . . . . . .       10,981.8               9,220.7
      Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .        8,668.0               6,544.1
                                                                               ---------             ---------
                                                                                21,223.4              16,773.4
      Less: Cost of 187,796 Class A common shares in treasury . . . . . .           34.7                  34.7
                                                                               ---------             ---------
        Total shareholders' equity  . . . . . . . . . . . . . . . . . . .       21,188.7              16,738.7
                                                                               ---------             ---------
                                                                               $39,206.7             $28,711.4
                                                                               =========             =========

* As more fully described in the Notes to Interim Consolidated Financial Statements, on May 8, 1996, Berkshire issued 517,500 shares of Class B Common Stock having economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,210,762 shares outstanding at September 30, 1996 versus 1,193,512 outstanding at December 31, 1995. Net book value per equivalent Class A Common share is $17,500 at September 30, 1996 and $14,025 at December 31, 1995.

 See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 9/30/96

                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)


                                                                     Third Quarter                First Nine Months
                                                               ------------------------        ------------------------
                                                                  1996           1995             1996         1995
                                                               ---------      ---------        --------      ----------
    REVENUES:
      Insurance premiums earned . . . . . . . . . . . . . .     $  971.2       $  173.8        $2,904.8        $  579.4
      Sales and service revenues  . . . . . . . . . . . . .        721.8          682.7         2,137.0         1,871.4
      Interest, dividend and other investment income  . . .        220.3          175.6           582.5           456.1
      Income from finance businesses  . . . . . . . . . . .          5.9            8.3            16.9            21.5
      Realized investment gain  . . . . . . . . . . . . . .         96.1           66.8         2,428.6           141.2
                                                                --------       --------        --------        --------
                                                                 2,015.3        1,107.2         8,069.8         3,069.6
                                                                --------       --------        --------        --------
    COST AND EXPENSES:
      Insurance losses and loss adjustment expenses . . . .        769.1          153.0         2,291.1           468.7
      Insurance underwriting expenses . . . . . . . . . . .        172.3           49.6           506.0           157.7
      Cost of products and services sold  . . . . . . . . .        469.4          442.1         1,349.9         1,189.5
      Selling, general and administrative expenses  . . . .        196.9          187.3           611.5           505.4
      Goodwill amortization . . . . . . . . . . . . . . . .         15.1            4.7            45.7            11.6
      Interest expense  . . . . . . . . . . . . . . . . . .         26.5           14.0            79.7            40.6
                                                                --------       --------        --------        --------
                                                                 1,649.3          850.7         4,883.9         2,373.5
                                                                --------       --------        --------        --------

    EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST  . .        366.0          256.5         3,185.9           696.1
      Income taxes  . . . . . . . . . . . . . . . . . . . .         98.2           59.2         1,045.4           160.0
      Minority interest . . . . . . . . . . . . . . . . . .          3.8            2.8            16.6            10.4
                                                                --------       --------        --------        --------
    NET EARNINGS  . . . . . . . . . . . . . . . . . . . . .     $  264.0       $  194.5        $2,123.9        $  525.7
                                                                ========       ========        ========        ========


      Average shares outstanding* . . . . . . . . . . . . .    1,210,762      1,193,512       1,202,704       1,184,942

    NET EARNINGS PER SHARE* . . . . . . . . . . . . . . . .        $218            $163          $1,766            $444
                                                                   ====            ====          ======            ====



* As more fully described in the Notes to Interim Consolidated Financial Statements, on May 8, 1996, Berkshire issued 517,500 shares of Class B Common Stock having economic rights equal to one-thirtieth (1/30) of Class A Common Stock. Average shares outstanding for the 1996 periods include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per share shown above represents net earnings per Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount or $7 and $59 per share for the third quarter and first nine months of 1996 respectively.



See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 9/30/96

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                                                 First Nine Months
                                                                              ----------------------
                                                                                 1996         1995
                                                                              ---------    ---------
 Net cash flows from operating activities  . . . . . . . . . . . . . . . .    $   842.4    $   829.9
                                                                              ---------    ---------
   Cash flows from investing activities:
     Purchases of investments  . . . . . . . . . . . . . . . . . . . . . .     (3,104.8)    (1,576.2)
     Proceeds on sales and maturities of investments . . . . . . . . . . .      2,132.8      2,441.8
     Loans and investments originated in finance businesses  . . . . . . .       (425.6)      (326.3)
     Principal collections on loans and investments originated
       in finance businesses . . . . . . . . . . . . . . . . . . . . . . .        287.2        302.8
     Acquisitions of businesses  . . . . . . . . . . . . . . . . . . . . .     (2,024.9)        --
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (25.2)       (10.5)
                                                                              ---------    ---------
 Net cash flows from investing activities  . . . . . . . . . . . . . . . .     (3,160.5)       831.6
                                                                              ---------    ---------
   Cash flows from financing activities:
     Proceeds from borrowings of finance businesses  . . . . . . . . . . .        234.2        231.3
     Proceeds from other borrowings. . . . . . . . . . . . . . . . . . . .        881.5        825.9
     Repayments of borrowings of finance businesses  . . . . . . . . . . .       (368.6)      (202.3)
     Repayments of other borrowings. . . . . . . . . . . . . . . . . . . .       (916.7)      (905.5)
     Net proceeds from issuance of Class B Common Stock  . . . . . . . . .        565.0         --
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2.9)        (0.8)
                                                                               --------    ---------
 Net cash flows from financing activities  . . . . . . . . . . . . . . . .        392.5        (51.4)
                                                                               --------    ---------
 Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . .     (1,925.6)     1,610.1
 Cash and cash equivalents at beginning of year* . . . . . . . . . . . . .      2,744.5        289.9
                                                                               --------    ---------
 Cash and cash equivalents at end of first nine months*  . . . . . . . . .     $  818.9    $ 1,900.0
                                                                               ========    =========

 Supplemental cash flow information:

 Cash paid during the period for:
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  745.6    $  214.6
   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        103.0        65.0

 Non-cash investing activities:
   Liabilities assumed in connection with acquisitions of businesses . . .      3,920.3       248.5
   Common shares issued in connection with acquisitions of businesses  . .           --       348.6

*Cash and cash equivalents are comprised of the following:
   Beginning of year --
     Finance businesses  . . . . . . . . . . . . . . . . . . . . . . . . .     $   40.7    $   16.0
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,703.8       273.9
                                                                               --------    --------
                                                                               $2,744.5    $  289.9
                                                                               ========    ========
   End of first nine months --
     Finance businesses  . . . . . . . . . . . . . . . . . . . . . . . . .     $    8.2    $   20.8
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        810.7     1,879.2
                                                                               --------    --------
                                                                               $  818.9    $1,900.0
                                                                               ========    ========



See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 9/30/96

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

         As more fully discussed in Note 2, on January 2, 1996, GEICO Corporation ("GEICO") became a wholly-owned subsidiary of Berkshire Hathaway Inc. ("Berkshire" or "Company"). Consequently, the Condensed Consolidated Balance Sheet as of September 30, 1996 and the Consolidated Statements of Earnings for the third quarter and first nine months of 1996 include the accounts of GEICO. Prior to January 2, 1996, Berkshire owned approximately 51% of the outstanding common stock of GEICO. Previously the investment in GEICO common stock had been classified as an available-for-sale security and was carried in Berkshire's Consolidated Balance Sheet at fair value.

         Generally accepted accounting principles require that prior year financial statements be restated when control of a business is obtained on a "step-by-step" basis. Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 1995 and the Consolidated Statements of Earnings for the third quarter and first nine months of 1995 have been restated to account for Berkshire's previous investment in GEICO common stock under the equity method. Berkshire's proportionate share of GEICO's net income reduced by amortization of related goodwill is included in the 1995 Consolidated Statements of Earnings as a component of interest, dividend and other investment income. The principal effect of the restatement was to decrease shareholders' equity as of December 31, 1995 by $478.4 million from the amount previously reported.

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

         Realized investment gains/losses are recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by GAAP, when investments are marked-to-market with the corresponding gain or loss included in earnings. Variations in amount and timing of realized investment gains/losses can cause significant variations in periodic net earnings.

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

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  BUSINESS ACQUISITIONS (CONTINUED)

    The merger has been accounted for by the purchase method. The excess of the purchase cost over the fair value of net assets acquired at the Merger Date is recorded as goodwill of acquired businesses and will subsequently be amortized over 40 years. The following sets forth certain consolidated earnings statement information on a pro forma basis for the first nine months of 1995 as if the GEICO merger had been consummated, on the same terms, at the beginning of that year. Dollars are in millions, except per share amounts.

              Insurance premiums earned  . . . . . . .     $2,637.3
              Total revenues   . . . . . . . . . . . .      5,115.5
              Net income   . . . . . . . . . . . . . .        521.0
              Earnings per share   . . . . . . . . . .          440

         During 1995, the Company consummated mergers with Helzberg's Diamond Shops, Inc. ("Helzberg's") and R.C. Willey Home Furnishings ("R.C. Willey") by issuing 15,762 shares of its common stock (subsequently redesignated Class A Common Stock) held in treasury in exchange for 100% of the common stock of each of these companies. Helzberg's consists of a chain of 181 jewelry stores operating in 28 states and R.C. Willey, through its seven locations, is the dominant retailer of home furnishings in Utah.

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

         On May 8, 1996, Berkshire completed its initial public offering of 517,500 shares Class B Common Stock. Berkshire received net proceeds from the offering of $565.0 million. The Company expects that, in time, it will use the net proceeds for acquisitions of businesses, for augmenting the capital of its insurance subsidiaries, or for other general corporate purposes.

         Since the Class B Common shares are equivalent to one-thirtieth (1/30) of the economic rights of Class A Common shares, the issuance of the Class B Common Stock was equivalent to the issuance of 17,250 Class A Common shares or approximately 1.4% of Class A Common shares outstanding at the time of the issuance of Class B Common shares.

         Subsequent to the issuance of Class B Common Stock and as of September 30, 1996, shareholders formerly holding 4,438 shares of Class A Common Stock elected to convert such shares into 133,140 shares of Class B Common Stock.
The following table summarizes Berkshire's common stock activity during the first nine months of 1996.

                                                        Shares of                          Shares of
                                                   Class A Common Stock               Class B Common Stock
                                          ----------------------------------------   ----------------------
                                           Issued    Held in Treasury  Outstanding   Issued and Outstanding
                                          ---------  ----------------  -----------   ----------------------
Balance at December 31, 1995  . . . . .   1,381,308      (187,796)      1,193,512            --
Issuance of Class B Common Stock  . . .       --            --              --             517,500
Conversions of Class A Common Stock
    to Class B Common Stock . . . . . .      (4,438)        --             (4,438)         133,140
                                          ---------      --------       ---------          -------
Balance at September 30, 1996 . . . . .   1,376,870      (187,796)      1,189,074          650,640
                                          =========      ========       =========          =======

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  INVESTMENTS IN EQUITY SECURITIES

    Data with respect to investments in equity securities are shown in the tabulation below (in millions).

                                                   September 30,   December 31,
                                                       1996           1995
                                                   -------------   ------------
    Total cost  . . . . . . . . . . . . . . . . .    $ 8,703.4      $ 7,176.2
    Gross unrealized gains  . . . . . . . . . . .     16,908.4       13,933.4
    Gross unrealized losses . . . . . . . . . . .        (43.9)         (92.0)
                                                     ---------      ---------
    Total carrying value  . . . . . . . . . . . .    $25,567.9      $21,017.6
                                                     =========      =========
    Carrying value:
      American Express Company  . . . . . . . . .    $ 2,287.4      $ 2,046.3
      Capital Cities/ABC, Inc. (a)  . . . . . . .        --           2,467.5
      The Coca-Cola Company . . . . . . . . . . .     10,175.0        7,425.0
      The Walt Disney Company (a) . . . . . . . .      1,556.8           --
      Federal Home Loan Mortgage Corporation  . .      1,568.0        1,044.0
      GEICO Corporation (b) . . . . . . . . . . .        --           1,175.8
      The Gillette Company  . . . . . . . . . . .      3,462.0        2,502.0
      Wells Fargo & Company . . . . . . . . . . .      1,895.8        1,466.9
      All others  . . . . . . . . . . . . . . . .      4,622.9        2,890.1
                                                     ---------      ---------
      Total . . . . . . . . . . . . . . . . . . .    $25,567.9      $21,017.6
                                                     =========      =========

(a) In March 1996, The Walt Disney Company ("Disney") completed its acquisition of Capital Cities/ABC, Inc. Subsidiaries of Berkshire received aggregate consideration of $2.5 billion, which included cash of $1.2 billion and common shares of Disney with a value of $1.3 billion. The Consolidated Statement of Earnings for the first nine months of 1996 includes a pre-tax realized investment gain of $2.2 billion from the Disney transaction.

(b) The carrying value of GEICO common stock as of December 31, 1995 has been restated from the amount previously reported. See Notes 1 and 2.

NOTE 5.  DEFERRED INCOME TAX LIABILITY

    The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1996 and December 31, 1995 are as follows (in millions):

                                                   September 30,   December 31,
                                                       1996           1995
                                                   -------------   ------------
Deferred tax liabilities:
    Relating to unrealized appreciation
      of investments  . . . . . . . . . . . . . .    $5,980.2        $4,908.5
    Other . . . . . . . . . . . . . . . . . . . .       744.0           157.0
                                                     --------        --------
                                                      6,724.2         5,065.5
Deferred tax assets . . . . . . . . . . . . . . .      (595.4)         (302.8)
                                                     --------        --------
    Net deferred tax liability  . . . . . . . . .    $6,128.8        $4,762.7
                                                     ========        ========

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  FINANCE BUSINESSES

    Assets and liabilities of Berkshire's finance businesses are summarized below (in millions).

                                                                                   September 30,     December 31,
                                                                                       1996              1995
                                                                                   -------------     ------------
    Assets
    ------
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .         $  8.2            $ 40.7
    Installment loans and other receivables . . . . . . . . . . . . . . . . .          213.5             185.9
    Fixed maturity investments  . . . . . . . . . . . . . . . . . . . . . . .          646.2             529.4
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.4               0.7
                                                                                      ------            ------
                                                                                      $868.3            $756.7
                                                                                      ======            ======
    Liabilities
    -----------
    Borrowings under investment agreements and other debt . . . . . . . . . .         $389.1            $523.6
    Annuity reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          320.4             116.7
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           37.9              44.9
                                                                                      ------            ------
                                                                                      $747.4            $685.2
                                                                                      ======            ======

    The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).

                                                                                    September 30,    December 31,
                                                                                         1996            1995
                                                                                    -------------    ------------
    ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .           $  4.8          $  40.5
    Installment loans and other receivables * . . . . . . . . . . . . . . . .            215.3            334.9
    Mortgage-backed securities, at cost   . . . . . . . . . . . . . . . . . .            174.9            211.7
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0.3              0.7
                                                                                        ------           ------
                                                                                        $395.3           $587.8
                                                                                        ======           ======
    LIABILITIES
    Borrowings under investment agreements and other debt . . . . . . . . . .           $333.0           $523.6
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             26.4             29.9
                                                                                        ------           ------
                                                                                        $359.4           $553.5
                                                                                        ======           ======

*Includes receivables from affiliated companies of $67.9 and $182.8 at September 30, 1996 and December 31, 1995, respectively.

   Net income from Scott Fetzer Financial Group businesses for the third quarter and first nine months of 1996 and 1995 is summarized below (in millions).

                                                             Third Quarter                 First Nine Months
                                                     -----------------------------    ----------------------------
                                                          1996            1995            1996            1995
                                                     --------------  -------------    ------------    ------------
    Revenues  . . . . . . . . . . . . . . . . . . .       $14.1           $14.3           $45.3          $42.0
    Costs and expenses  . . . . . . . . . . . . . .        12.1            11.4            38.0           32.8
                                                          -----           -----           -----          -----
    Income before income taxes  . . . . . . . . . .         2.0             2.9             7.3            9.2
    Income taxes  . . . . . . . . . . . . . . . . .         0.7             1.0             2.5            3.2
                                                          -----           -----           -----          -----
    Net income  . . . . . . . . . . . . . . . . . .       $ 1.3           $ 1.9           $ 4.8          $ 6.0
                                                          =====           =====           =====          =====

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 9/30/96

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  UNREALIZED APPRECIATION OF INVESTMENTS

    Changes in "Unrealized appreciation of investments, net", the balance of which is carried in shareholders' equity, were as follows during the third quarter and first nine months of 1996 and 1995 (in millions):

                                                             Third Quarter                  First Nine Months
                                                        ------------------------        ------------------------
                                                          1996            1995            1996            1995
                                                        ---------      ---------        ---------      ---------
    Increase in unrealized appreciation . . . . . .     $ 1,434.1       $1,658.5        $ 2,783.7      $ 4,934.4
    Increase in deemed applicable
      income taxes  . . . . . . . . . . . . . . . .        (502.2)        (583.1)          (990.9)      (1,737.2)
    Increase in minority shareholders' interest . .         (18.2)          (7.6)           (31.7)         (37.9)
                                                        ---------       --------        ---------      ---------
       Net increase . . . . . . . . . . . . . . . .         913.7        1,067.8          1,761.1        3,159.3
     Balance at beginning of period . . . . . . . .      10,068.1        7,368.4          9,220.7        5,276.9
                                                        ---------       --------        ---------      ---------
     Balance at end of third quarter  . . . . . . .     $10,981.8       $8,436.2        $10,981.8      $ 8,436.2
                                                        =========       ========        =========      =========

NOTE 8. ACQUISITION OF FLIGHTSAFETY INTERNATIONAL, INC.

    On October 15, 1996, Berkshire and FlightSafety International, Inc. ("FlightSafety") announced that they had entered into a merger agreement pursuant to which FlightSafety will be acquired by Berkshire. FlightSafety provides high-technology training to operators of aircraft and ships throughout the world. FlightSafety shareholders will have the option to receive for each of their shares of FlightSafety either $50 in cash or $48 in Berkshire Class A or Class B Common Stock for a total value of approximately $1.5 billion, subject to a limitation that the amount of cash to be issued will not exceed 58% of the total value of the consideration to be received by FlightSafety shareholders.

    Consummation of the merger is subject to the approval of two-thirds of the outstanding shares of FlightSafety and certain other customary conditions. It is expected that the transaction will become effective late in December, 1996 at which time FlightSafety will become a wholly-owned subsidiary of Berkshire. The merger will be accounted for by the purchase method of accounting, and, accordingly, the operating results of FlightSafety will be included in Berkshire's consolidated financial statements from the effective date of the merger.

                                   FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/96

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the third quarter and first nine months of the current and prior year are disaggregated in the following table. Amounts are in millions and each figure is income tax effected.

                                                              Third Quarter                First Nine Months
                                                         ------------------------       ------------------------
                                                           1996            1995           1996            1995
                                                         --------        --------       ---------       --------
Insurance, except realized investment gain  . . . .       $ 165.4         $ 120.4       $   454.5       $  331.3
Manufacturing, merchandising and services . . . . .          40.0            33.9           123.2          111.5
Unallocated income/expense, net . . . . . . . . . .           8.9             5.7            22.7           17.9
Interest expense *  . . . . . . . . . . . . . . . .         (12.9)           (8.7)          (45.1)         (25.2)
                                                         --------        --------       ---------       --------
    Earnings before realized investment gain  . . .         201.4           151.3           555.3          435.5
Realized investment gain  . . . . . . . . . . . . .          62.6            43.2         1,568.6           90.2
                                                         --------         -------        --------       --------
    Net earnings  . . . . . . . . . . . . . . . . .       $ 264.0         $ 194.5        $2,123.9       $  525.7
                                                          =======         =======        ========       ========

* For purposes of the above table, interest expense of finance businesses is netted against the directly related service activity revenues.

INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain, are aggregated in the following table. Dollar amounts are in millions.

                                                              Third Quarter                 First Nine Months
                                                         ------------------------        -----------------------
                                                           1996           1995             1996          1995
                                                         --------       ---------        --------      ---------
Premiums earned from:
    Direct insurance  . . . . . . . . . . . . . . .      $  854.3        $   60.4        $2,483.7       $  176.3
    Reinsurance assumed . . . . . . . . . . . . . .         116.9           113.4           421.1          403.1
                                                         --------        --------        --------       --------
                                                         $  971.2        $  173.8        $2,904.8       $  579.4
                                                         ========        ========        ========       ========
Underwriting gain (loss) attributable to:
    Direct insurance  . . . . . . . . . . . . . . .      $   65.1        $    6.9        $  155.3       $   10.4
    Reinsurance assumed . . . . . . . . . . . . . .         (35.3)          (35.8)          (47.6)         (58.0)
                                                         --------        --------        --------       --------
      Total underwriting gain (loss)  . . . . . . .          29.8           (28.9)          107.7          (47.6)
Net investment income . . . . . . . . . . . . . . .         191.4           166.0           510.3          426.6
Goodwill amortization . . . . . . . . . . . . . . .         (10.5)           --             (31.9)          --
                                                         --------        --------        --------       --------
      Earnings before income taxes  . . . . . . . .         210.7           137.1           586.1          379.0
Income tax expense  . . . . . . . . . . . . . . . .          43.4            15.2           126.1           42.1
Minority interest . . . . . . . . . . . . . . . . .           1.9             1.5             5.5            5.6
                                                         --------        --------        --------       --------
      Net earnings from Insurance,
    except realized investment gain . . . . . . . .      $  165.4        $  120.4        $  454.5       $  331.3
                                                         ========        ========        ========       ========

    As discussed more fully in the Notes to Interim Consolidated Financial Statements, Berkshire acquired control of GEICO Corporation ("GEICO") in January, 1996. The inclusion of GEICO's accounts in Berkshire's consolidated financial statements in 1996 has significantly impacted the revenues and operating results of Berkshire's Insurance Group.

    In direct insurance activities, Insurance Group members assume risks of loss from parties who are directly subject to the risks. In reinsurance activities, the members assume defined portions of similar or dissimilar risks to which other insurers or reinsurers have subjected themselves in their own insuring activities.

    GEICO, through its subsidiaries, provides primarily private passenger automobile coverages to insureds in 48 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company over the telephone or through the mail. This is a significant element in GEICO's strategy to be a low cost provider of such coverages.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 9/30/96


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    INSURANCE GROUP (CONTINUED)

    GEICO's underwriting results for the third quarter and first nine months of 1996 are summarized below. Amounts for 1995 periods are shown for comparative purposes, although such amounts are not included in Berkshire's Consolidated Financial Statements. Dollar amounts are in millions.

                                               Third Quarter                            First Nine Months
                                     ------------------------------------     -----------------------------------
                                           1996                1995                1996                 1995
                                     ----------------     ---------------     ----------------    ---------------
                                      Amount      %       Amount      %        Amount     %        Amount     %
                                     --------   -----     ------    -----     --------   -----    --------  -----
Premiums earned . . . . . . . .       $780.5    100.0     $710.3    100.0     $2,278.1   100.0    $2,057.9  100.0
                                      ------    -----     ------    -----     --------   -----    --------  -----
Losses and loss expenses  . . .        601.3     77.1      558.2     78.6      1,808.1    79.4     1,668.5   81.1
Underwriting expenses . . . . .        125.0     16.0      113.5     16.0        348.3    15.3       315.8   15.3
                                      ------    -----     ------    -----     --------   -----    --------  -----
                                       726.3     93.1      671.7     94.6      2,156.4    94.7     1,984.3   96.4
                                      ------    =====     ------    =====     --------   =====    --------  =====
Underwriting gain . . . . . . .       $ 54.2              $ 38.6              $  121.7            $   73.6
                                      ======              ======              ========            ========

    Intensified marketing efforts for GEICO's voluntary preferred-risk, standard and non-standard-risk private passenger auto insurance have contributed to the increases in business accepted. Such efforts have resulted in in-force policy growth over the past twelve months of 6.3% in preferred-risk auto and 29.2% in the standard and non-standard auto lines. Recent trends indicate that growth in GEICO's voluntary auto lines may continue at approximately these levels for the remainder of 1996 and into 1997.

    Berkshire's other direct insurance businesses produced earned premiums of $205.6 million and $176.3 million for the first nine months of 1996 and 1995, respectively. Premiums earned by Berkshire's other direct insurance businesses for the third quarter totaled $73.8 million in 1996 and $60.4 million in 1995. Most of the increases in premiums earned in 1996 periods compared to 1995 periods derived from the Group's professional/specialty risk and credit insurance businesses.

    For the first nine months of 1996 and 1995, underwriting gains from non-GEICO direct insurance businesses were $33.6 million and $10.4 million, respectively. For the third quarter, these operations produced net underwriting gains of $10.9 million in 1996 and $6.9 million in 1995. The increases in underwriting gains in 1996 periods derived mainly from the traditional motor vehicle and professional/specialty risk businesses.

    Premiums earned from reinsurance activities in the first nine months and third quarter of 1996 exceeded amounts earned in the corresponding 1995 periods by 4.5% and 3.1%, respectively. Premiums earned in the first nine months from catastrophe excess-of-loss contracts totaled $145.4 million in 1996 and $133.5 million in 1995. Premiums earned from other excess-of-loss, quota-share, and structured settlement reinsurance contracts totaled $275.7 million and $269.6 million for the first nine months of 1996 and 1995, respectively. Reinsurance premiums earned from both catastrophe and non-catastrophe reinsurance in the third quarter of 1996 were relatively unchanged from amounts earned in 1995's third quarter.

    Underwriting results from reinsurance activities include gains from catastrophe excess-of-loss policies of $80.6 million and $73.8 million for the first nine months of 1996 and 1995, respectively. Relatively minor underwriting gains were produced from such policies in the third quarter of 1996 and 1995. During the fourth quarter of 1996, many of the catastrophe policies will expire and the related premiums will be earned reflecting the Group's practice to defer earning catastrophe premiums until the earlier of a loss or policy expiration. In the absence of any fourth quarter catastrophe losses, this business could produce a pre-tax underwriting gain of approximately $90 million in 1996's fourth quarter. This compares to 1995's fourth quarter pre-tax gain of $78.3 million.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 9/30/96


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    INSURANCE GROUP (CONTINUED)

    Net underwriting losses from other reinsurance activities totaled $73.7 million and $78.7 million for the first nine months of 1996 and 1995, respectively. For the third quarter, net underwriting losses from these coverages were $25.4 million in 1996 and $22.9 million in 1995. Generally, time-value-of-money concepts are important considerations in establishing premiums for non-catastrophe policies due to the anticipation of more extended claim payment periods. Underwriting losses often occur as the estimates of losses and loss adjustment expenses are established on an undiscounted basis, often in amounts exceeding premiums. Nevertheless, this business is accepted because of the significant amounts of investable policyholder funds ("float") generated.

    Charges related to the amortization of deferred charges re reinsurance assumed and accretion of discounted structured settlement liabilities are a recurring element of Berkshire's reinsurance underwriting results. These charges reflect recognition of time-value-of-money concepts. For the first nine months, amortization and accretion charges were $54.5 million in 1996 and $53.1 million in 1995. For the third quarter, such charges were $17.8 million in 1996 and $18.8 million in 1995.

    The accompanying consolidated balance sheet includes liabilities of about $6.2 billion representing estimated unpaid losses and loss adjustment expenses related to insurance and reinsurance activities. Subsequent loss payments will likely differ and further revisions of the estimates will occur. These revisions will be reflected in earnings in the period made and may have a substantial effect on future periodic underwriting results.

    The Insurance Group continues to generate significant levels of investment income, reflecting large amounts of invested assets. Investable policyholder funds (or "float") at September 30, 1996 approximated $6.9 billion and included over $2.5 billion added upon the acquisition of GEICO in January 1996. Net investment income of the Insurance Group for the third quarter and first nine months of 1996 includes the investment results of GEICO. Net investment income of GEICO was $57.1 million for the third quarter of 1996 and $163.1 million for the first nine months of 1996. In 1995 periods, net investment income of the Insurance Group included the equity in net earnings of GEICO -- $33.1 million for the third quarter and $85.5 million for the first nine months.

    Investment income for the third quarter of 1996 also includes dividends of $25 million related to Berkshire's investment in USAir Group, Inc. ("USAir") preferred stock. As previously reported, during 1994 USAir suspended dividend payments on this investment. Subsequent to September 30, 1996, Berkshire received an additional dividend payment of $22 million which will be reflected in fourth quarter earnings. After receipt of the latter payment, USAir dividends which remain in arrears are approximately $37 million.

    MANUFACTURING, MERCHANDISING AND SERVICES

    Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in millions.

                                                Third Quarter                           First Nine Months
                                      -----------------------------------      ----------------------------------
                                            1996                1995                1996                1995
                                      ---------------     ---------------      ---------------    ---------------
                                      Amount      %       Amount      %        Amount      %       Amount     %
                                      ------    -----     ------    -----     --------   -----    -------   -----
Revenues  . . . . . . . . . . .       $728.3    100.0     $688.2    100.0     $2,157.0   100.0    $1,890.3  100.0
Costs and expenses  . . . . . .        660.7     90.7      629.2     91.4      1,947.6    90.3     1,700.1   89.9
                                      ------    -----     ------    -----     --------   -----    --------  -----
Earnings before income taxes  .         67.6      9.3       59.0      8.6        209.4     9.7       190.2   10.1
Applicable income taxes . . . .         26.5      3.6       24.0      3.5         83.1     3.9        75.7    4.0
Applicable minority interest  .          1.1      0.2        1.1      0.2          3.1     0.1         3.0    0.2
                                      ------    -----     ------    -----     --------   -----    --------  -----
Net earnings  . . . . . . . . .       $ 40.0      5.5     $ 33.9      4.9     $  123.2     5.7    $  111.5    5.9
                                      ======    =====     ======    =====     ========   =====    ========  =====

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 9/30/96

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         MANUFACTURING, MERCHANDISING AND SERVICES (CONTINUED)

         Revenues from these several and diverse business activities during 1996's third quarter and first nine months were greater by $40.1 million (5.8%) and $266.7 million (14.1%) than revenues recorded during the corresponding 1995 periods. The comparative increase in revenues for the first nine months is primarily due to the acquisitions during 1995's second quarter of Helzberg's Diamond Shops, Inc. ("Helzberg's") and R.C. Willey Home Furnishings ("R.C. Willey"). Helzberg's operates a chain of 181 jewelry stores and R.C. Willey is the dominant retailer of home furnishings in Utah. (See Notes to Interim Consolidated Financial Statements for additional information regarding these acquisitions). The comparative increase in third quarter revenues arose as a result of increases in all of Berkshire's reportable segments except for the "encyclopedias, other reference materials" segment.

         Net earnings from this group of businesses increased $6.1 million (18.0%) during 1996's third quarter and $11.7 million (10.5%) during 1996's first nine months as compared to the prior year. The inclusion of Helzberg's and R.C. Willey for the entire first nine months of 1996 had a favorable impact on comparative results for the first nine months as did improved comparative results for Berkshire's home cleaning systems segment. However, somewhat offsetting these increases were comparative declines in the first nine months in Berkshire's shoe and newspaper segments.

         REALIZED INVESTMENT GAIN

         Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. The amount -- recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by GAAP, when investments are marked-to-market with the corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, with a meaningful effect upon Berkshire's consolidated net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized price appreciation now existing in Berkshire's consolidated investment portfolio.

         The Consolidated Statement of Earnings for the first nine months of 1996 reflects a pre-tax realized investment gain of $2.4 billion ($1.6 billion after tax). Most of this gain resulted from The Walt Disney Company's ("Disney") acquisition of Capital Cities/ABC, Inc. ("Capital Cities"). Prior to the acquisition, subsidiaries of Berkshire owned common stock of Capital Cities which had been acquired in 1986 for an aggregate cost of $345.0 million. In exchange for the Capital Cities common stock, Berkshire subsidiaries received cash and Disney common stock having an aggregate value of $2.5 billion.

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

         On October 15, 1996, Berkshire and FlightSafety International, Inc. ("FlightSafety") announced that they had entered into a merger agreement pursuant to which FlightSafety will be acquired by Berkshire. The form of the aggregate $1.5 billion consideration to be paid will be dependent on elections of FlightSafety shareholders who will have an option of receiving either $50 in cash or $48 in Berkshire Class A or Class B Common Stock for each of their shares. Additionally the total cash consideration cannot exceed approximately $870 million. It is anticipated that the merger will become effective in late December 1996.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                Q/E 9/30/96


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         FINANCIAL CONDITION (CONTINUED)

         Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at September 30, 1996, was $21.2 billion or $17,500 per equivalent Class A Common share.





                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits
               Exhibit 27 -- Financial Data Schedule

         b.    Reports on Form 8-K

         Form 8-K Filed July 26, 1996 -- Item 5 - Other Events - Financial Statements and exhibits. Included in the report are Restated Consolidated Balance Sheets of Berkshire Hathaway Inc. as of December 31, 1995 and 1994 and related Restated Consolidated Statements of Earnings and Cash Flows for each of the three years in the period ending December 31, 1995, together with the Notes to the Consolidated Financial Statements and the related Independent Auditors' Report.

                                   SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BERKSHIRE HATHAWAY INC.
                                           ------------------------------------
                                                       (Registrant)

Date November 11, 1996                             /s/ MARC D. HAMBURG
                                           ------------------------------------
                                                        (Signature)

                                             Marc D. Hamburg, Vice President
                                             and Principal Financial Officer