Form 10-K
period 1996-12-31
BERKSHIRE HATHAWAY INC /DE/
filed 1997-03-31
CIK 109694

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED December 31, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM ___________________TO___________________

                COMMISSION FILE NUMBER 1-10125

                            BERKSHIRE HATHAWAY INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      04 2254452
 ------------------------------                    ----------------------
 State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                     Identification number)

    1440 Kiewit Plaza, Omaha, Nebraska                      68131
 ---------------------------------------                 ----------
 (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code       (402) 346-1400
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

Class A Common Stock, $5.00 Par Value          New York Stock Exchange

Class B Common Stock, $0.1667 Par Value        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant - $25,503,205,420*

Indicate number of shares outstanding of each of the Registrant's classes of common stock:

March 19, 1997 -- Class A Common Stock, $5 par value . . . . . . . . . . .  1,204,837 shares
March 19, 1997 -- Class B Common Stock, $0.1667 par value  . . . . . . . .    822,245 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

                  Document                                       Incorporated In
                  --------                                       ---------------
Proxy Statement for Registrant's
  Annual Meeting to be held May 5, 1997                              Part III

* This aggregate value is computed at the last sale price of the common stock on March 19, 1997. It does not include the value of Class A Common Stock (548,327 shares) and Class B Common Stock (73 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

                                     Part I


ITEM 1.  BUSINESS

      Berkshire Hathaway Inc. ("Berkshire", "Company" or "Registrant") is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these is the property and casualty insurance business conducted nationwide on a direct basis and worldwide on a reinsurance basis through a number of subsidiaries collectively referred to in this report as the Berkshire Hathaway Insurance Group ("Insurance Group").

      Additionally, Berkshire Hathaway Inc. publishes the Buffalo News, a daily and Sunday newspaper in upstate New York. Other business activities conducted by non-insurance subsidiaries include publication and distribution of encyclopedias and related educational and instructional material (World Book and Childcraft products), manufacture and marketing of home cleaning systems and related accessories (sold principally under the Kirby name), manufacture and sale of boxed chocolates and other confectionery products (See's Candies), retailing of home furnishings (Nebraska Furniture Mart and R.C. Willey Home Furnishings), and manufacture, import and distribution of footwear (H. H. Brown Shoe Company, Lowell Shoe, Inc. and Dexter Shoe Company). Berkshire also owns a number of other businesses engaged in a variety of activities, as identified herein.

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

PROPERTY AND CASUALTY INSURANCE AND REINSURANCE BUSINESS

      Berkshire's insurance and reinsurance businesses are conducted through 20 separate property and casualty insurance companies. In 1996, the Insurance Group expanded significantly as a result of the January 1996 acquisition of GEICO Corporation ("GEICO Corp.").

      The Insurance Group maintains capital strength at unparalleled levels, significantly higher than normal in the industry. This strength differentiates Insurance Group members from their competitors. For example, the Insurance Group's ratio of net premiums written in 1996 to year-end 1996 statutory surplus was approximately 16%. In each year from 1992 through 1995, the Insurance Group's ratio was less than 10%. Comparatively, the industry average net premiums-to-surplus ratio from 1991 through 1995 ranged from 113% to 141%. The Insurance Group's aggregate statutory surplus has grown from $8.7 billion at year-end 1991 to over $26 billion at year-end 1996. Insurance Group members are rated AAA by Standard & Poor's Corporation with respect to their claims-paying abilities and are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance. The obvious margins of safety thus provided to clients of the Insurance Group are particularly persuasive in marketing insurance and reinsurance contracts.

      Underwriting operations of the Insurance Group are comprised of three sub-groups: (1) the direct insurance operations of GEICO Corp. and its subsidiaries, (2) the reinsurance assumed business of National Indemnity Company and certain affiliated companies ("National Indemnity"), and (3) various other direct insurance businesses. In direct insurance activities, Insurance Group members assume defined portions of risk of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Insurance Group members assume defined portions of similar or dissimilar risks that other insurance or reinsurance companies have subjected themselves in their own insuring activities.

      DIRECT INSURANCE OF GEICO CORP. -- On January 2, 1996, GEICO Corp. became an indirect wholly-owned subsidiary of Berkshire as a result of the merger of an indirect wholly-owned subsidiary of Berkshire with and into GEICO Corp. The acquisition was pursuant to an Agreement and Plan of Merger dated August 25, 1995, wherein each outstanding share of GEICO Corp., except treasury shares and shares already held by Berkshire subsidiaries, was converted to the right to receive $70 cash, or $2.3 billion in the aggregate. Immediately prior to the merger, Berkshire subsidiaries owned approximately 51% of all outstanding GEICO Corp. common stock.

       GEICO Corp. is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company ("GEICO"), GEICO General Insurance Company ("GEICO General"), GEICO Indemnity Company ("GI"), and GEICO Casualty Company ("GEICO Casualty"). These companies offer primarily private passenger automobile insurance to individuals in 48 states and the District of Columbia. Collectively, GEICO Corp. companies are currently the seventh largest auto insurer, in terms of premium volume, in the United States. In 1996, aggregate net premiums written totaled $3.1 billion.

      GEICO, founded in 1936, is a multiple-line property and casualty insurer engaged primarily in writing private passenger automobile insurance for preferred-risk government employees and military personnel. To a lesser extent, GEICO writes homeowners, fire and boat owners insurance (businesses that GEICO has, since 1995, substantially reduced and plans to fully exit by
1999), and personal umbrella insurance to all qualified applicants. GEICO General writes private passenger automobile insurance for preferred-risk drivers not associated with the government or military. GI writes standard-risk private passenger automobile and motorcycle insurance. GEICO Casualty writes non-standard risk private passenger automobile insurance. Each of these companies market their policies primarily through direct response methods.

      Other active subsidiaries of GEICO Corp. include a variety of smaller entities engaged in the sale of insurance and insurance related products, real estate management, miscellaneous investment ventures, and other general corporate activities.

      Seasonal variations in GEICO Corp.'s property and casualty insurance businesses are not significant. However, extraordinary weather conditions or other factors may affect the frequency or severity of automobile or homeowners claims. Weather related catastrophes can severely affect periodic underwriting results.

      GEICO Corp. companies compete most directly with companies, including mutual (or policyholder-owned) companies, that concentrate on preferred-risk private passenger automobile insurance. To a lesser degree, GEICO Corp. companies compete with companies that write private passenger automobile insurance for standard and non-standard risks.

      Private passenger automobile insurance is stringently regulated by state insurance departments, which makes it difficult for insurance companies to differentiate their products. Competition for preferred-risk private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided, whereas price tends to be the primary focus for other risks. GEICO Corp. companies' cost efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates. Some insurance companies exacerbate price competition by selling their products for a period of time at less than adequate rates, because they underestimate ultimate claim costs, or overestimate the amount of investment income they will earn on premiums before the claims are paid. Although certain rates are subject to regulatory approval, GEICO Corp. companies' six-month policy terms permit them to effectively manage premium rate changes.

      GEICO Corp. companies place great emphasis on customer satisfaction. Management believes that the name and reputation of the GEICO Corp. companies is a material asset and protects its name and other service marks through appropriate registrations.

      REINSURANCE ASSUMED -- The reinsurance operation of National Indemnity, from its offices in Stamford, Connecticut, provides excess-of-loss and quota-share reinsurance to other property and casualty insurers and reinsurers. Generally, an excess-of-loss reinsurance contract provides indemnification to the reinsured party against all or a portion of covered losses, subject to a specified limit, in excess of a specified retention. A quota-share reinsurance contract provides indemnification to the reinsured party on a pro-rata basis with respect to each covered loss under the contract. A quota-share contract may also provide for aggregate limits of indemnification.

      National Indemnity's clients and risks assumed are located throughout the world, but are primarily within the United States. Minimal organizational, but huge financial resources are currently devoted to this business. From 1992 through 1996, annual net premiums written from reinsurance activities have ranged from $528.7 million (in 1993) to $777.0 million (in 1995). In 1996, net reinsurance premiums written were $715.5 million. During the past five years, reinsurance assumed business included considerable amounts from catastrophe excess-of-loss contracts.

      In the early 1990's, Berkshire management perceived that declines in industry capacity occurred with respect to catastrophe excess-of-loss reinsurance coverages. Consequently, National Indemnity wrote a number of such policies. In recent years, management believes that National Indemnity has been one of the leading providers in the world of such coverages.

      A catastrophe excess-of-loss policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of events. These policies may provide significant amounts of indemnification per contract in excess of specified retentions and a single loss event may produce losses under a number of contracts. Generally, National Indemnity does not cede any of the risks it has assumed under catastrophe excess-of-loss reinsurance contracts to third-party reinsurers, due to perceived uncertainties in recovering amounts from reinsurers that are financially weaker. As a result, the catastrophe excess-of-loss reinsurance business can produce extreme volatility in periodic underwriting results. Accounting consequences, however, do not influence decisions of Berkshire's management with respect to this or any other business. This factor along with the Insurance Group's extraordinary financial strength, are believed to be the primary reasons why National Indemnity has become a major provider of such coverages.

      Since 1992, the amount of capital (i.e. capacity) devoted to the catastrophe excess-of-loss reinsurance business by the industry has increased, including additional capital raised by newly-formed entities. In addition, new types of catastrophe risk management products have been introduced in the financial markets. The effect of such increased insuring capacity has been a reduction in opportunities to write this business at acceptable prices. However, the occasional acceptance of catastrophe excess-of-loss reinsurance contracts subjects National Indemnity to considerable risk of loss.

      In National Indemnity's non-catastrophe reinsurance business, the concept of time-value-of money is an important element in establishing prices and contract terms, since the payment of losses under the agreements are often expected to occur over lengthy periods of time. Under the terms of most contracts, limits of indemnification may be subject to minimum and maximum payment amounts. Minimum payment requirements may originate in commutation (or termination) clauses that specify for repayments to the reinsureds, on specified dates, of amounts not otherwise paid as losses. Transaction amounts and limits of indemnification are likely to be large and contracts may span a number of years. This business is accepted, in large part, because of the substantial amounts of policyholder funds ("float") that it produces.

      OTHER DIRECT INSURANCE BUSINESSES -- In Berkshire's other direct insurance businesses, Insurance Group members underwrite various lines of insurance coverages for primarily commercial accounts. National Indemnity and certain affiliates provides motor vehicle insurance to commercial truck and bus operators, which is written nationwide primarily through insurance agents and brokers. This business is based in Omaha, Nebraska.

      National Indemnity and certain other affiliates also solicit and underwrite certain unusual or especially large property and casualty risks. This business is referred to as the "Professional Liability and Specialty Risk Division." In recent years, most of the insurance written by the Professional Liability and Specialty Risk Division has been from individually negotiated property catastrophe insurance policies issued to commercial enterprises.

      Other Insurance Group members market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states. These operations are referred to as the "Homestate Businesses" and are based in Colorado, Nebraska, and California with branch operations located in several other states.

      At the end of 1992, Berkshire acquired 82% of Central States Indemnity Company of Omaha ("CSI"). CSI, located in Omaha, Nebraska, offers credit-card credit insurance marketed primarily through credit card issuers nationwide.
CSI insures the credit card debt of policyholders should they become unemployed or disabled.

      In mid-1996, Berkshire acquired, through an 80.1% owned affiliate, Kansas Banker's Surety Company ("KBS"). KBS, based in Topeka, Kansas, provides primarily crime, fidelity, errors and omissions, officers and directors liability and related insurance coverages directed toward small and medium-sized banks throughout the midwestern United States.

      INVESTMENTS -- The volume of reinsurance assumed business in recent years, plus the acquisition of GEICO Corp. in 1996, has produced an exceptional increase in the amount of "float" held by the Insurance Group. "Float" is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges re reinsurance assumed, and related prepaid income taxes. The amount of float has grown from about $2.1 billion at the end of 1991 to about $6.9 billion at the end of 1996. The increases in the amounts of float plus the earnings that it generates will likely result in meaningful increases for several years in the levels of investments and investment income, with some part of such increases already evident.

      Investment portfolios of Insurance Group members include meaningful equity ownership percentages of other publicly traded companies. Such investments at year-end 1996 include approximate ownership percentages of the common or capital stock of the following companies: American Express Company (10.5%), The Coca-Cola Company (8%), The Walt Disney Company (3.5%), Federal Home Loan Mortgage Corporation ("Freddie Mac") (9%), The Gillette Company (8.5%), The Washington Post Company (16%), and Wells Fargo & Company (8%). In addition, investments in the common and convertible preferred stock of Salomon Inc possess approximately 18% of the total voting power of that company. Much information about these companies is available, including information released from time-to-time by the companies themselves.

NON-INSURANCE BUSINESSES OF BERKSHIRE

      Registrant's six non-insurance "reportable business segments" are described below.

      CANDY -- See's produces boxed chocolates and other confectionery products with an emphasis on quality in two large kitchens in California. See's distributes its candies through its own retail stores - over 200 in number, located in 12 western and midwestern states, including Hawaii - and by mail order. A meaningful volume of candy business is also recorded for direct shipments made nationwide from its California based quantity order distribution centers.

      Seasonality in this business is extreme. Nearly 50% of each year's unit sales volume is generated during the last two months of the year, when quantity sales at reduced prices to businesses and other organizations augment the extremely high retail store and mail order volume during December.

      ENCYCLOPEDIAS, OTHER REFERENCE MATERIALS -- World Book publishes educational products for homes, schools, and libraries. Its chief products include: The World Book Encyclopedia, the largest-selling print encyclopedia in the United States; Childcraft, a resource library designed for pre-school and primary grade children; Early World of Learning, a readiness program for preschoolers; and World Book Multimedia Encyclopedia, a CD-ROM encyclopedia which includes audio, video and animation. These and other educational products are sold by independent sales representatives and distributors. Beginning in 1997, an updated World Book Multimedia Encyclopedia will also be sold to previous purchasers by direct mail. Additionally, through a contractual arrangement, IBM is selling the World Book Multimedia Encyclopedia in retail stores. A newly copyrighted edition of The World Book Encyclopedia is published each year as are various annual updating publications for owners of earlier encyclopedia editions. An international group markets these and other specially created educational products in Australia, the United Kingdom, Ireland, Canada and 81 other countries through independent distributors.

      There is significant competition in the business of publishing and marketing encyclopedias in North America, World Book's principal geographic market. Over the past five years, the demand for printed encyclopedias, in general, has declined dramatically. As a result, World Book management made significant changes in the production and distribution of its products. World Book's strategy is to sell an expanded line of products that combine the advantages of print and electronic media. Management believes its product quality is superior to its competitors, and that its pricing is competitive.

      HOME CLEANING SYSTEMS -- This segment of Berkshire's business is principally represented by Kirby home cleaning systems and products, sold to approximately 785 independent authorized factory distributors in the United States and foreign countries. These factory distributors sell to the consumer or to independent authorized area distributors who sell to the consumer. Sales are made through in-the-home demonstrations by independent salespeople. Substantially all of Kirby's sales to distributors are for cash. A wholly-owned Berkshire subsidiary offers financing to about 665 authorized distributors in the United States. The distributors independently establish the prices at which they offer Kirby products. Kirby and its distributors believe they offer a premium product, and it is believed that the prices are generally higher than those of most of its major competitors.

      This segment also includes the Douglas Products business that manufactures specialty vacuum cleaners such as electric hand held and cordless vacuum cleaners. Channels of distribution for these products include retail discount stores, catalogue showrooms, hardware stores and department stores. Additionally, Cleveland Wood Products, a manufacturer of vacuum cleaner brushes and bags, is included in this segment.

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

      The Home Furnishings segment increased significantly in June 1995, when Berkshire acquired 100 percent of the stock of R.C. Willey Home Furnishings ("R.C. Willey"). R.C. Willey, founded in 1932, is the dominant home furnishings retailer in Utah. R.C. Willey sells basically the same types of products as NFM. In addition, R.C. Willey provides significant levels of customer financing which compliment its retail operations.

      Based in Salt Lake City, R.C. Willey operates six full retail stores and multiple warehouse and clearance facilities. These facilities -- which include more than 585,000 square feet of retail space -- are strategically located within a 35 mile radius of Salt Lake City and serve customers in 4 western states.

      NEWSPAPER -- The Buffalo News, a division of Berkshire, publishes a Sunday edition and nine editions each weekday from its headquarters in Buffalo, New York. It is the only metropolitan newspaper published daily within a ten county upstate New York distribution area that comprises one of the 50 largest primary market areas in the United States.

      Among newspapers published in those primary markets, The Buffalo News claims the highest percentage of its area household coverage, 65% on weekdays and 82% on Sundays. Berkshire management believes the "newshole" percentage (portion of the paper devoted to news) of The Buffalo News to be greater than any other dominant newspaper of its size or larger. During 1996 this percentage was approximately 57%.

      SHOES -- This segment includes H. H. Brown Shoe Company ("H. H. Brown"), which was acquired in July 1991, Lowell Shoe, Inc. ("Lowell"), acquired at the end of 1992, and Dexter Shoe Company ("Dexter"), acquired in November 1993. A description of each of these businesses follows.

      H. H. Brown manufactures, imports and markets work, safety, outdoor, western work and casual footwear. They are distributed under the H. H. Brown, Born, Carolina, Double-H Boot and other brand names as well as under private label. H. H. Brown is the leading domestic producer of steel toe safety work shoes. The company maintains a significant share in many niche markets in which it competes by providing functional footwear and emphasizing comfort. The company's competitors in this market are typically domestic work boot manufacturers. Management believes that its products are competitive in terms of quality and price.

      In addition to manufacturing its products at three facilities located in the United States and a facility in Canada, the company sources shoes and shoe components offshore. The company markets its products entirely within the United States and Canada through a direct sales force of about 85 employees. Its customer base is primarily composed of small independent retailers and wholesalers who sell to workers in a variety of industries including steel, construction, heavy manufacturing and agriculture.

      Lowell manufactures and markets women's casual, service and nurses footwear. These products are marketed primarily under the brand names Soft Spots and Nurse Mates.

      Dexter manufactures and markets men's and women's dress, casual and athletic footwear. All products are manufactured and sold under the trademark Dexter. The company specializes in the construction of Handsewns, Welts and Cements. Leather is purchased from domestic tanneries, and many of the other components used in the manufacturing process are made by Dexter.

      Dexter has four manufacturing facilities in Maine, two in Puerto Rico and one in the Dominican Republic. In addition to the manufacturing facilities, Dexter operates 83 factory outlet stores located in 13 states and Puerto Rico.

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

      In April 1995, Berkshire acquired 100 percent of the stock of Helzberg's Diamond Shops, Inc. ("Helzberg's"). Helzberg's -- based in North Kansas City, Missouri -- operates a chain of over 180 retail jewelry stores in twenty-eight states. Most of Helzberg's stores are located in malls or power strip centers, and operate under the names: Helzberg Diamonds and Jewelry 3. In addition, for many years Berkshire has owned an 85% interest in a long established, high volume retailer of fine jewelry, Borsheim's, in Omaha, Nebraska.

      On December 23, 1996 FlightSafety International, Inc. ("FSI") became a wholly-owned subsidiary of Berkshire. The merger was consummated pursuant to an Agreement and Plan of Merger dated October 14, 1996 (the "FSI Agreement"). Pursuant to the FSI Agreement, aggregate consideration of $1.5 billion was paid to FSI shareholders, consisting of approximately $769 million in cash, 17,728 shares of Berkshire Class A Common Stock and 112,655 shares of Berkshire Class B Common Stock.

      FSI and its subsidiaries engage primarily in the business of providing high technology training to operators of aircraft and ships. FSI's corporate headquarters is located at LaGuardia Airport in Flushing, New York. FSI's revenues for the twelve months ended December 31, 1996 were $364 million, of which $338 million were from training services. The remainder of FSI's revenues derive primarily from product sales.

      FSI's training activities include: advanced pilot training in the operation of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; ab-initio (primary) pilot training to qualify individuals for private and commercial pilots' licenses; and shiphandling and related training services. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.

      A significant element of FSI's training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI owns and operates more than 170 civil aviation simulators and training devices. FSI's training businesses are conducted primarily in the United States, with facilities located in 16 states. FSI also operates training facilities in Canada, China, France and the Netherlands.

      In addition, FSI designs and manufactures full motion flight simulators, visual displays, and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.

      In March 1997, FSI and Boeing Co., a leading airplane manufacturer, announced plans to establish a joint venture. The joint venture will provide pilot and aircrew training for Boeing's new airplane sales and airline customers around the world.

      Berkshire Hathaway Inc. and subsidiaries employed approximately 34,500 persons on a full-time basis at December 31, 1996.

ADDITIONAL INFORMATION WITH RESPECT TO BERKSHIRE'S BUSINESSES

      The amounts of revenue, operating profit and identifiable assets attributable to each of the seven aforementioned business segments are included in Note 15 to Registrant's consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant's investments in fixed maturity and marketable equity securities is included in Notes 4 and 5 to Registrant's consolidated financial statements.

ITEM 2.  PROPERTIES

      The physical properties used by Registrant's significant business segments are summarized below:

                                                                                      OWNED         APPROX.
                                                                                        OR          SQUARE
    BUSINESS                 LOCATION                     TYPE OF PROPERTY            LEASED        FOOTAGE
-----------------    ------------------------           ---------------------         ------        -------
Company
Headquarters         Omaha, NE                          Offices                       Leased           4,000

Insurance            Omaha, NE, Chevy Chase,            Offices                       Owned        1,773,000
                        MD, Woodbury, NY,
                        Macon, GA, Dallas, TX,
                        & Fredricksburg, VA
                     Omaha, NE & various                Offices and                   Leased         333,000
                        locations throughout               drive-in claims
                        the United States                  facilities

Candy                Los Angeles, CA & South            Plants/Warehouses/
                        San Francisco, CA                  Offices                    Owned          274,000
                     California                         Warehouses/Offices            Leased         393,000
                     California & other                 Retail outlets and            Leased         352,000
                        locations principally              quantity order centers
                        in western states                  (211 locations)

Newspaper            Buffalo, NY                        Offices                       Owned          195,000
                     Buffalo, NY                        Printing Plant                Owned          150,000
                     New York &
                        Washington, D.C.                Offices/Warehouses            Leased          85,000

Home                 Omaha, NE                          Retail Store                  Owned          400,000
Furnishings          Omaha, NE & Lincoln, NE            Warehouses/Offices            Owned          670,000
                     Des Moines, IA                     Retail Store/Warehouse        Leased          13,000
                     Salt Lake City & other             Warehouses/Offices            Owned          484,000
                        Utah locations                  Warehouses/Offices            Leased         141,000
                     Salt Lake City & other             Retail Stores                 Owned          486,000
                        Utah locations                  Retail Stores                 Leased         100,000

Encyclopedias,       Chicago, IL & vicinity             Offices                       Leased          49,000
Other Reference      Australia                          Offices/Warehouses            Leased           7,000
Material             United Kingdom                     Offices                       Leased          19,000

                                                                                      OWNED         APPROX.
                                                                                        OR          SQUARE
    BUSINESS                 LOCATION                     TYPE OF PROPERTY            LEASED        FOOTAGE
-----------------    ------------------------           ---------------------         ------        -------
Home Cleaning        Cleveland, OH,
Systems                 Andrews, TX &                   Plants/Warehouses/            Owned          465,000
                        Walnut Ridge, AR                   Offices
                     Cleveland, OH                      Warehouse/Offices             Leased          23,000
                     Canada & England                   Warehouses/Offices            Leased          22,000

Shoes                Morganton, NC, Womelsdorf,
                        PA, Martinsburg, PA,
                        Hudson, NH, Dexter, ME &        Plants/Warehouses/
                        Canada                             Offices                    Owned        1,687,000

                     Greenwich, CT, Commerce, CA,
                        Hudson, NH, Morganton, NC,
                        Skowhedgan, ME, Newton, MA,
                        Canada, Puerto Rico &           Plants/Warehouses/
                        Dominican Republic                 Offices                    Leased         733,000
                     46 U.S. locations                  Retail Stores                 Owned          316,000
                     55 U.S. & Puerto Rico locations    Retail Stores                 Leased         395,000

     The physical properties utilized by FlightSafety International, Inc.'s businesses are summarized below:

                                                                                      Owned          Approx.
                                                                                        or           Square
                             Location                     Type of Property            Leased         Footage
                     ------------------------           ---------------------         ------         -------
                     16 U.S. States, Canada,            Training Facilities           Owned          393,000
                        Netherlands, France             Training Facilities           Leased         909,000
                        and China
                     Oklahoma and Missouri              Manufacturing                 Owned          165,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a list of the Registrant's executive officers:

      Name                Age       Position with Registrant          Since
-----------------         ---      --------------------------         -----
Warren E. Buffett         66       Chairman of the Board               1970
Marc D. Hamburg           47       Vice President                      1992
Charles T. Munger         73       Vice Chairman of the Board          1978

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



                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

MARKET INFORMATION

      The Company's Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

                           CLASS A *             CLASS B *                                         CLASS A *
                      ------------------      ---------------                                   ----------------
1996                   HIGH        LOW         HIGH     LOW         1995                         HIGH       LOW
                      -------    -------      ------   ------                                   -------   -------
First Quarter . . .   $38,000    $29,800         N/A      N/A       First Quarter   . . . . .   $25,200   $20,250
Second Quarter  . .    36,000     30,000      $1,220   $  990       Second Quarter  . . . . .    24,450    21,500
Third Quarter . . .    33,500     30,500       1,117    1,005       Third Quarter   . . . . .    30,600    23,400
Fourth Quarter  . .    36,500     31,000       1,175    1,036       Fourth Quarter  . . . . .    33,400    28,850

* Class B Common Stock was first issued on May 8, 1996. At that time Berkshire's then outstanding common stock was redesignated Class A Common Stock.

SHAREHOLDERS

      The Company had approximately 9,000 record holders of its Class A Common Stock and 6,000 record holders of its Class B Common Stock at March 7, 1997. Record owners included nominees holding at least 220,000 shares of Class A Common Stock and 750,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.

DIVIDENDS

      Berkshire has not declared a cash dividend since 1967.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA FOR THE PAST FIVE YEARS
(dollars in millions, except per share data)

                                                 1996          1995*         1994*          1993*         1992*
                                               ---------     ---------     ---------      ---------    ----------
REVENUES:
   Insurance premiums earned  . . . . . . .    $ 4,117.8     $   957.5     $   923.2      $   650.7     $   664.3
   Sales and service revenues . . . . . . .      3,061.2       2,755.9       2,351.9        1,962.9       1,774.4
   Interest and dividend income . . . . . .        811.9         629.2         519.0          520.7         485.5
   Income from finance businesses . . . . .         25.3          26.6          24.9           22.2          20.7
   Realized investment gain (1) . . . . . .      2,484.1(2)      194.1          91.3          546.4          89.9
                                               ---------     ---------     ---------      ---------     ---------
   Total revenues . . . . . . . . . . . . .    $10,500.3     $ 4,563.3     $ 3,910.3      $ 3,702.9     $ 3,034.8
                                               =========     =========     =========      =========     =========
EARNINGS:
   Before realized investment gain and
      cumulative effect of accounting change   $   883.4     $   669.9     $   491.9(3)   $   520.2(4)  $   400.8

   Realized investment gain (1) . . . . . .      1,605.2(2)      125.0          61.1          356.7          59.6

   Cumulative effect of change in accounting
      for income taxes  . . . . . . . . . .         --            --            --            (33.3)         --
                                               ---------     ---------     ---------      ---------     ---------
   Net earnings . . . . . . . . . . . . . .    $ 2,488.6     $   794.9     $   553.0      $   843.6     $   460.4
                                               =========     =========     =========      =========     =========
EARNINGS PER SHARE:
   Before realized investment gain and
      cumulative effect of accounting change   $  732.96       $564.31       $417.66(3)   $  449.90(4)  $  349.59

   Realized investment gain (1) . . . . . .     1,331.83(2)     105.30         51.88         308.50         51.98

   Cumulative effect of change in accounting
      for income taxes  . . . . . . . . . .         --            --            --           (28.80)         --
                                               ---------     ---------     ---------      ---------     ---------
   Net earnings . . . . . . . . . . . . . .    $2,064.79       $669.61       $469.54      $  729.60     $  401.57
                                               =========     =========     =========      =========     =========
YEAR-END DATA:
   Total assets . . . . . . . . . . . . . .    $43,409.5     $28,711.4     $20,609.6      $18,697.5     $15,721.5
   Borrowings under investment agreements
      and other debt (5)  . . . . . . . . .      1,944.4       1,061.7         810.7          972.4       1,154.7
   Shareholders' equity . . . . . . . . . .     23,426.3      16,738.7      11,651.5       10,140.2       8,132.9
   Class A equivalent common shares
      outstanding, in thousands . . . . . .        1,232         1,194         1,178          1,178         1,149
   Shareholders' equity per outstanding
      Class A equivalent share  . . . . . .    $  19,011     $  14,025     $   9,893      $   8,610     $   7,081
                                               =========     =========     =========      =========     =========

   *  Restated - See Note 1(b) to Consolidated Financial Statements.

 ----------------------------

   (1) The amount of realized investment gain/loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire's consolidated investment portfolio.

   (2) In March 1996, The Walt Disney Company completed its acquisition of Capital Cities/ABC, Inc. A pre-tax realized gain related to this transaction of $2.2 billion ($1.4 billion after-tax) is included in 1996's results.

   (3) Includes a charge of $172.6 million representing an other-than-temporary decline in value of investment in USAir Group, Inc. Preferred Stock.

   (4) Includes a charge of $53.6 million representing the effect of the change in U.S. Federal income tax rates on deferred taxes applicable to unrealized appreciation.

   (5) Excludes borrowings of finance businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting minority interests and taxes.


                                                                              (dollars in millions)
                                                                         ---------------------------------
                                                                          1996           1995       1994
                                                                         -------        ------     -------
Insurance segment, except realized gain . . . . . . . . . . . . . .      $  689.6       $496.4     $ 487.3
Non-Insurance business segments . . . . . . . . . . . . . . . . . .         163.2        139.4       159.4
Other businesses  . . . . . . . . . . . . . . . . . . . . . . . . .          63.3         52.0        42.8
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .         (55.7)       (34.9)      (37.3)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23.0         17.0        12.3
                                                                         --------       ------     -------
   Earnings before realized gains and non-recurring charge  . . . .         883.4        669.9       664.5
Realized gain . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,605.2        125.0        61.1
Non-recurring charge  . . . . . . . . . . . . . . . . . . . . . . .          --           --        (172.6)*
                                                                         --------       ------     -------
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . .      $2,488.6       $794.9     $ 553.0
                                                                         ========       ======     =======

* As described in Note 4 to the Consolidated Financial Statements, during 1994 the Company recorded a pre-tax charge of $268.5 million ($172.6 million after-tax) as a result of recognizing an other-than-temporary decline in the value of its investment in USAir Group, Inc. Preferred Stock.

        The business segment data (Note 15 to Consolidated Financial Statements) should be read in conjunction with this discussion.

   INSURANCE SEGMENT

        A summary follows of results to Berkshire from the insurance segment for the past three years.


                                                                                (dollars in millions)
                                                                        -----------------------------------
                                                                          1996           1995         1994
                                                                        --------        ------       ------
Premiums earned from:
   Direct insurance   . . . . . . . . . . . . . . . . . . . . . . .     $3,360.3        $239.9       $234.8
   Reinsurance assumed  . . . . . . . . . . . . . . . . . . . . . .        757.5         717.6        688.4
                                                                        --------        ------       ------
                                                                        $4,117.8        $957.5       $923.2
                                                                        ========        ======       ======
Underwriting gain (loss) attributable to:
   Direct insurance   . . . . . . . . . . . . . . . . . . . . . . .     $  238.5        $ 40.6       $ 48.3
   Reinsurance assumed  . . . . . . . . . . . . . . . . . . . . . .         (7.8)        (21.0)        80.7
                                                                        --------        ------       ------
                                                                           230.7          19.6        129.0
Net investment income . . . . . . . . . . . . . . . . . . . . . . .        712.1         575.8        481.0
Goodwill amortization . . . . . . . . . . . . . . . . . . . . . . .        (42.6)*        --           --
                                                                        --------        ------       ------
   Pre-tax earnings   . . . . . . . . . . . . . . . . . . . . . . .        900.2         595.4        610.0
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        203.3          92.0        117.2
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . .          7.3           7.0          5.5
                                                                        --------        ------       ------
   Net earnings from insurance, except realized gain  . . . . . . .     $  689.6        $496.4       $487.3
                                                                        ========        ======       ======

* Virtually all of the goodwill amortization relates to the amortization of goodwill that arose in connection with the GEICO merger.

         The Berkshire Hathaway Insurance Group engages in both direct insurance and reinsurance of property and casualty risks. In direct insurance activities, Insurance Group members assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance assumed activities, Insurance Group members assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves in their own insuring activities.

         In January 1996, Berkshire acquired control of GEICO Corporation ("GEICO"). The inclusion of the accounts of GEICO dramatically affects the operating results of the Insurance Group.

         A significant marketing strategy followed by all Insurance Group members is the maintenance of extraordinary capital strength. Statutory surplus as regards policyholders of the Insurance Group increased to approximately $26.1 billion at December 31, 1996. This superior capital strength creates opportunities for Insurance Group members to negotiate and enter into contracts of insurance specially designed to meet unique needs of sophisticated insurance and reinsurance buyers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INSURANCE SEGMENT (Continued)

         For purposes of this Discussion, premiums and losses and loss expenses are stated net of reinsurance ceded.

Direct Insurance Underwriting

         A summary follows of the combined underwriting results, stated on the basis of generally accepted accounting principles ("GAAP") of Berkshire's direct insurance businesses.


                                                                   (dollars are in millions)
                                                   ---------------------------------------------------------
                                                         1996                  1995                 1994
                                                   ----------------      ---------------      --------------
                                                   Amount       %        Amount      %        Amount     %
                                                   ------     -----      ------    -----      ------   -----
Premiums written  . . . . . . . . . . . . .      $3,389.7               $247.2                 $225.7
                                                 ========               ======                 ======
Premiums earned . . . . . . . . . . . . . .      $3,360.3     100.0     $239.9     100.0       $234.8   100.0
                                                 --------     -----     ------     -----       ------   -----
Losses and loss expenses  . . . . . . . . .       2,516.6      74.9       90.0      37.5         88.4    37.6
Underwriting expenses . . . . . . . . . . .         605.2      18.0      109.3      45.6         98.1    41.8
                                                 --------     -----     ------     -----       ------   -----
Total losses and expenses . . . . . . . . .       3,121.8      92.9      199.3      83.1        186.5    79.4
                                                 --------     =====     ------     =====       ------   =====
Underwriting gain -- pre-tax  . . . . . . .      $  238.5               $ 40.6                 $ 48.3
                                                 ========               ======                 ======

         As previously indicated, the net underwriting results from direct insurance in 1996 include the results of GEICO. Through its subsidiaries, GEICO provides primarily private passenger automobile coverages to insureds in 48 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company over the telephone or through the mail. This is a significant element in GEICO's strategy to be a low-cost provider of such coverages. In previous years, a relatively small percentage of GEICO's insurance business derived from homeowner's and other non-automobile insurance coverages. In 1995, GEICO entered into an agreement with another major insurance provider that over time will allow it to effectively exit the homeowner's insurance business.

         GEICO's underwriting results for 1996 are summarized below. Amounts for 1995 are shown for comparative purposes, although such amounts are not included in Berkshire's Consolidated Financial Statements.


                                                                           (dollars are in millions)
                                                                     -------------------------------------
                                                                            1996                1995
                                                                     ----------------     ----------------
                                                                      Amount      %        Amount      %
                                                                     --------   -----     --------   -----
Premiums earned . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,091.6   100.0     $2,787.0   100.0
                                                                     --------   -----     --------   -----
Losses and loss expenses  . . . . . . . . . . . . . . . . . . . . .   2,424.9    78.4      2,254.2    80.9
Underwriting expenses . . . . . . . . . . . . . . . . . . . . . . .     486.7    15.8        440.7    15.8
                                                                     --------   -----     --------   -----
Total losses and expenses . . . . . . . . . . . . . . . . . . . . .   2,911.6    94.2      2,694.9    96.7
                                                                     --------   =====     --------   =====
Underwriting gain -- pre-tax  . . . . . . . . . . . . . . . . . . .  $  180.0             $   92.1
                                                                     ========             ========

         Premiums earned in 1996 were $3,091.6 million, up 10.9% from $2,787.0 million in 1995. Premium growth for voluntary auto business was 15.3%, reflecting a 10.1% increase in policies-in-force during the year, changes in the mix of business and very modest rate increases. This growth was partially offset by declines in premiums for residual market auto (unprofitable business assigned to insurers by state regulators that insurers normally would not voluntarily accept) and homeowners insurance business.

         Policy growth over the last year was 7.3% in the preferred-risk auto market and 33.5% in the standard and nonstandard auto lines as efforts have been expanded to offer a rate quote to potential customers who do not meet GEICO's preferred-risk underwriting guidelines. Voluntary auto new business sales increased 33.8% over 1995.

         Losses and loss expenses incurred increased 7.6% to $2,424.9 million in 1996. The loss and loss expense ratio, which measures the portion of premiums earned, paid or reserved for losses and related claims handling expenses, was 78.4% in 1996 compared to 80.9% a year ago. The lower ratio reflects a flattening of average severity trends for auto liability coverages. Underwriting expenses increased 10.4% in 1996 to $486.7 million. The increase reflects additional advertising and other costs related to new business growth.

         Berkshire's other direct insurance businesses include National Indemnity Company's traditional motor vehicle business and professional liability/specialty risk operations; five companies referred to as "homestate" operations that principally provide coverages to residents of their home states or branch operations; Central States Indemnity Company, a provider of credit-card credit insurance to individuals through financial institutions; and Kansas Bankers Surety Company, which Berkshire acquired in July 1996, and which is an insurer for primarily small and medium sized banks located in the midwest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INSURANCE SEGMENT (Continued)

Direct Insurance Underwriting (Continued)

         Collectively, these direct insurance businesses produced earned premiums of $268.7 million in 1996, $239.9 million in 1995 and $234.8 million in 1994. Net underwriting gains of these businesses were $58.5 million in 1996, $40.6 million in 1995 and $48.3 million in 1994. The increases in premium volume in recent years have been achieved primarily by the credit-card credit, "homestate," and specialty risk insurance businesses offset by declines in the traditional motor vehicle business. Nearly all of these direct insurance businesses produced net underwriting gains in each of the past three years. However, the net underwriting gains were primarily recorded by the traditional motor vehicle, specialty risk and credit-card credit businesses.

Reinsurance Assumed

         Underwriting results for the past three years, stated on a "GAAP" basis with respect to the reinsurance assumed business, are summarized in the following table.


                                                                             (dollars in millions)
                                                           ----------------------------------------------------------
                                                                1996                 1995                  1994
                                                           --------------       ---------------       ---------------
                                                           Amount     %          Amount     %          Amount     %
                                                           ------   -----       -------   -----       -------   -----
Premiums written  . . . . . . . . . . . . . . . . . . .    $715.5               $ 777.0               $ 689.8
                                                           ======               =======               =======
Premiums earned . . . . . . . . . . . . . . . . . . . .    $757.5   100.0       $ 717.6   100.0       $ 688.4   100.0
                                                           ------   -----       -------   -----       -------   -----
Losses and loss expenses  . . . . . . . . . . . . . . .     572.9    75.6         522.0    72.7         476.9    69.3
Underwriting expenses . . . . . . . . . . . . . . . . .     192.4    25.4         216.6    30.2         130.8    19.0
                                                           ------   -----       -------   -----       -------   -----
Total losses and expenses . . . . . . . . . . . . . . .     765.3   101.0         738.6   102.9         607.7    88.3
                                                           ------   =====       -------   =====       -------   =====
Underwriting gain (loss) -- pre-tax . . . . . . . . . .    $ (7.8)              $ (21.0)              $  80.7
                                                           ======               =======               =======

         Reinsurance premiums earned from catastrophe excess-of-loss policies were $268.0 million in 1996, $260.0 million in 1995 and $447.1 million in 1994. Net underwriting gains from catastrophe policies were $167.0 million in 1996, $152.1 million in 1995 and $240.4 million in 1994. Over the past three years, the only significant catastrophe loss sustained by the Insurance Group resulted from the 1994 earthquake in Northridge, California. As of December 31, 1996, the estimated aggregate claim losses to the Insurance Group from that event were approximately $155 million.

         The net underwriting gains earned over the most recent three years from this business should not be considered predictive of future results. Insurance Group members continue to offer and accept catastrophe reinsurance policies that subject the Insurance Group to substantial risk of loss. For instance, in late 1996, the Insurance Group agreed to provide aggregate reinsurance protection of about $1 billion to the newly formed California Earthquake Authority ("CEA"). The coverage will be called upon if the CEA incurs aggregate earthquake losses in excess of about $5 billion during the four year period ending March 31, 2001.

         Berkshire's management believes that, eventually, a future catastrophic event will result in a significant loss to the Insurance Group, although the timing and magnitude of loss cannot be predicted. Thus, the periodic underwriting results are subject to extreme volatility. Berkshire's management is willing to accept such volatility, provided there is a reasonable prospect of long-term profitability.

         Premiums earned from other property and casualty excess-of-loss and quota-share policies totaled $489.5 million in 1996, $457.6 million in 1995 and $241.3 million in 1994. These policies produced net underwriting losses of $101.0 million in 1996, $97.7 million in 1995 and $82.0 million in 1994. Premiums for non-catastrophe contracts are often based, in part, on time discounting of estimated losses because of assumptions that the reinsurer will not be required to pay for losses under the contracts for extended periods of time. Reserves for unpaid losses and loss expenses are established for financial reporting purposes without recognition of such discounting, thus producing net underwriting losses. Berkshire accepts this business, nevertheless, because of the large amounts of investable policyholder funds (or "float") that it produces.

         In addition, underwriting losses from retroactive reinsurance contracts -- excess of loss coverage of past loss events -- and structured settlement reinsurance providing periodic payments to claimants with respect to settled claims aggregated $73.8 million in 1996, $75.4 million in 1995 and $77.7 million in 1994. Most of these contracts were entered into several years ago and the related losses are expected to be paid over extended time periods. The underwriting losses reflect the recurring recognition of time-value-of-money concepts -- accretion of discounted structured settlement liabilities and amortization of deferred charges re reinsurance assumed. The amortization and accretion charges are reported as losses incurred and, because there is no related premium income, as net underwriting losses. See Notes to the Consolidated Financial Statements for more information concerning these charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INSURANCE SEGMENT (Continued)

Insurance Segment Investment Income

         Following is a summary of Insurance Group net investment income for the past three years.

                                                                      (dollars in millions)
                                                               -----------------------------------
                                                                1996          1995           1994
                                                               ------        ------         ------
     Investment income before taxes   . . . . . . . . .        $712.1        $575.8         $481.0
     Applicable income taxes  . . . . . . . . . . . . .         122.6          84.8           68.9
     Applicable minority interest   . . . . . . . . . .           5.7           5.0            4.7
                                                               ------        ------         ------
     Investment income after taxes and minority interest       $583.8        $486.0         $407.4
                                                               ======        ======         ======

         Investment income of the Insurance Group for 1995 and 1994 has been restated to account for the Group's investment in GEICO under the equity method. (See Notes 1 and 2 to the Consolidated Financial Statements.) Accordingly, restated investment income before taxes of the Insurance Group for 1995 and 1994 includes $112.6 million and $97.1 million, respectively, reflecting the Group's equity in the net income of GEICO less a charge for related goodwill amortization. In addition, the Insurance Group's investment income before taxes for 1995 and 1994 includes its share of the net earnings or losses with respect to its investment in common stock of Salomon Inc. For 1995, the Group's equity in net earnings of Salomon was $16.9 million compared to a loss of $32.9 million for 1994. During 1995 when Berkshire's ownership of Salomon dropped below 20 percent of the total voting rights of that company, the Group discontinued applying the equity method.

         Investment income excluding the aforementioned equity method amounts was $712.1 million in 1996, $446.3 million in 1995 and $416.8 million in 1994. Investment income in 1996 includes $227.2 million from the consolidation of the investment results of GEICO. The Insurance Group members continue to generate significant levels of investment income, reflecting large amounts of invested assets. Increases in invested assets derive from reinvested earnings and additional capital contributed to the Insurance Group -- approximately $3.3 billion over the past three years and increases in the amount of "float," an approximation of the net policyholder funds held. "Float" represents the sum of unpaid losses and loss adjustment expenses, unearned premiums and other liabilities to policyholders less the aggregate of premiums receivable, reinsurance balances receivable, deferred acquisition costs, deferred charges re reinsurance assumed and prepaid income taxes. The acquisition of GEICO increased float by $2.6 billion and at December 31, 1996, total float approximated $6.9 billion.

         Income tax expense related to investment income, as a percentage of investment income before taxes was 17.2% in 1996, 14.7% in 1995 and 14.3% in 1994. Investment income in each of these years includes substantial amounts of interest on municipal obligations and dividends from equity investments that are effectively taxed at rates below the full statutory federal rate.

NON-INSURANCE BUSINESS SEGMENTS

         A summary follows of results to Berkshire from these identified business segments for the past three years.


                                                                           (dollars in millions)
                                                        ------------------------------------------------------------
                                                             1996                  1995                   1994
                                                        ---------------       ---------------        ---------------
                                                         Amount     %          Amount     %           Amount     %
                                                        --------  -----       --------  -----        --------  -----
Revenues  . . . . . . . . . . . . . . . . . . . . .     $1,922.9  100.0       $1,775.1  100.0        $1,620.7  100.0
Cost and expenses . . . . . . . . . . . . . . . . .      1,655.7   86.1        1,541.9   86.9         1,358.8   83.9
                                                        --------  -----       --------  -----        --------  -----
Operating profit  . . . . . . . . . . . . . . . . .        267.2   13.9          233.2   13.1           261.9   16.1
Income taxes  . . . . . . . . . . . . . . . . . . .        101.6    5.3           91.8    5.2           100.3    6.2
Minority Interest . . . . . . . . . . . . . . . . .          2.4    0.1            2.0    0.1             2.2    0.1
                                                        --------   ----       --------  -----        --------  -----
Contribution to net earnings  . . . . . . . . . . .     $  163.2    8.5       $  139.4    7.8        $  159.4    9.8
                                                        ========   ====       ========  =====        ========  =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NON-INSURANCE BUSINESS SEGMENTS (Continued)

         A comparison of revenues and operating profits between 1996, 1995 and 1994 for each of the six identifiable non-insurance business segments follows.


                                                      (dollars in millions)
                                     ------------------------------------------------------       Operating Profit
                                              Revenues                 Operating Profits         as a % of Revenues
                                     ----------------------------   -----------------------     ---------------------
Segment                                1996      1995      1994      1996    1995    1994       1996    1995     1994
-------                              --------  --------  --------   ------  ------  -------     ----    ----     ----
Candy . . . . . . . . . . . . . . .  $  248.9  $  233.6  $  216.1   $ 50.9  $ 49.3  $  46.6     20.4    21.1     21.6
Encyclopedias, other reference
  materials . . . . . . . . . . . .     119.0     157.9     191.3     10.3     7.4     24.4      8.7     4.7     12.8
Home cleaning systems . . . . . . .     253.7     235.6     207.6     62.5    52.6     43.9     24.6    22.3     21.1
Home furnishings  . . . . . . . . .     586.6     428.1     245.4     41.0    28.1     16.9      7.0     6.6      6.9
Newspaper . . . . . . . . . . . . .     154.2     154.8     150.9     49.8    46.3     53.7     32.3    29.9     35.6
Shoes . . . . . . . . . . . . . . .     560.5     565.1     609.4     52.7    49.5     76.4      9.4     8.8     12.5
                                     --------  --------  --------   ------  ------   ------
                                     $1,922.9  $1,775.1  $1,620.7   $267.2  $233.2   $261.9
                                     ========  ========  ========   ======  ======   ======


1996 compared to 1995

         Revenues from the six identifiable non-insurance business segments of $1,922.9 million increased $147.8 million (8.3%) from the prior year. The overall operating profit from these business segments of $267.2 million increased $34.0 million (14.6%). The following is a discussion of significant matters impacting comparative results for each of the non-insurance business segments.

         Candy

         Revenues of the candy segment increased $15.3 million (6.5%) over comparable prior year amounts. Total pounds of candy sold increased about 4.3%. Substantially all of the volume increase arose from See's quantity order, mail order and licensee programs. Pounds sold during 1996 from quantity order and mail order programs increased about 10% over 1995's volume. Operating profits increased $1.6 million (3.3%) over comparable prior year amounts. Somewhat offsetting the favorable impact on profits of increased volume were increased raw material and payroll costs.

         Encyclopedias, Other Reference Materials

         Revenues of this segment declined $38.9 million (24.6%) from 1995. The decline continues the trend of reduced sales of printed encyclopedias (World Book and Childcraft) that began in 1989 when this segment's revenues were in excess of $300 million. Operating profits increased $2.9 million (39.2%) over the comparable prior year amount. During 1996, World Book incurred about $5 million of costs in connection with the development of a new CD-ROM product which was introduced in association with IBM in early 1997. In spite of the reduced volume of printed encyclopedia sales and the costs incurred in connection with the new CD-ROM product, operating profits increased in 1996. This achievement was directly related to World Book revamping its distribution methods and the successful implementation of cost cutting measures that have significantly reduced fixed costs. While it's too early to assess the impact of the new CD-ROM product, management believes it is taking appropriate measures to assure that World Book remains a viable business in both the print and electronic marketplace.

         Home Cleaning Systems

         Revenues of the home cleaning systems segment (which consists of products sold principally under the Kirby name) increased $18.1 million (7.7%) and operating profits increased $9.9 million (18.8%) over comparable prior year amounts. Unit sales volume in foreign markets, which comprise about 27% of total volume, increased about 28%. The significant growth in foreign sales resulted from entering new markets and increased penetration in existing markets. Kirby will be introducing a new model both domestically and in foreign markets in 1997. Management expects continued successful results from this segment's businesses.

         Home Furnishings

         Revenues from this segment increased in 1996 by $158.5 million (37.0%) over the prior year. Substantially all of the revenue increase related to the acquisition on June 29, 1995 of R.C. Willey Home Furnishings ("R.C. Willey"). R.C. Willey, through its seven retail locations, is the dominant retailer of home furnishings in Utah. Operating profits of $41.0 million were $12.9 million (45.9%) greater in 1996 than in the prior year. R.C. Willey's inclusion in this segment's results for a full year in 1996 versus six months in 1995 accounts for about two-thirds of the comparative increase. The remainder of the increase arose primarily from improved margins at Nebraska Furniture Mart.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NON-INSURANCE BUSINESS SEGMENTS (continued)

1996 compared to 1995 (continued)

         Newspaper

         Operating profits during 1996 of $49.8 million increased $3.5 million (7.6%) over the comparable 1995 amount. These results were obtained in spite of total revenues being slightly lower. In 1995, the cost of newsprint increased dramatically and negatively impacted results. While newsprint costs continued to rise early in 1996, during the second half of 1996 this trend reversed sharply and there were significant price reductions. As a result, 1996's full year newsprint costs were slightly less than comparable 1995 costs. Also favorably impacting the improved comparative results was that during 1995 special one-time charges were recorded to accrue the costs of buying out the contracts of a number of composing room employees, and adjustments were recorded reflecting changes in the periods over which certain data handling and electronic equipment were being depreciated. Excluding 1995's special charges, operating profits were relatively unchanged in 1996 as compared to 1995.

         Shoes

         Revenues for this segment were down slightly in 1996 as compared to 1995. Operating profits of $52.7 million increased $3.2 million (6.5%). This segment includes H. H. Brown Shoe Company, Inc., Lowell Shoe, Inc. and Dexter Shoe Companies. These businesses, acquired by Berkshire between 1991 and 1993, manufacture and distribute work, dress, casual and athletic footwear. In addition, over 90 retail shoe stores are included in this segment. Management was successful during 1996 in capitalizing on opportunities to more successfully market and distribute the functional footwear products manufactured and distributed by these businesses. Additionally, measures were undertaken that resulted in lowering production and administrative costs. Accordingly, management anticipates further operating profit increases during 1997.

         1995 compared to 1994

         Revenues from the non-insurance business segments increased $154.4 million (9.5%) in 1995 as compared to 1994. The most significant revenue increase arose in the "home furnishings" segment where revenues increased $182.7 million (74.4%) over the comparable prior year figures. The acquisition of R.C. Willey in mid-1995 accounts for a substantial portion of the comparative revenue increase for this segment. Offsetting this increase were declines in the "encyclopedia, other reference materials" segment and the "shoes" segment. The decline in the "encyclopedias, other reference material" segment was a result of the continuation of a reduction in printed encyclopedia sales. The unfavorable results of the "shoe" segment was consistent with results reported for the entire footwear industry (except for athletic footwear). Operating profits of $233.2 million during 1995 declined $28.7 million (10.9%) from the comparable 1994 amount. Declines from the "encyclopedia, other reference material" and "shoes" segment more than account for the comparative decline.

BUSINESS OTHER THAN IDENTIFIED SEGMENTS

                                                                                (dollars in millions)
                                                                          ---------------------------------
                                                                            1996        1995         1994
                                                                          --------    --------       ------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,195.6    $1,021.7       $758.5
                                                                          ========    ========       ======
Operating profits . . . . . . . . . . . . . . . . . . . . . . . . .         $108.5      $ 93.8       $ 72.7
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           43.2        39.5         28.0
  Minority interest . . . . . . . . . . . . . . . . . . . . . . . .            2.0         2.3          1.9
                                                                            ------      ------       ------
Contribution to net earnings  . . . . . . . . . . . . . . . . . . .         $ 63.3      $ 52.0       $ 42.8
                                                                            ======      ======       ======

         The above represent aggregate data for businesses that numbered 26 in 1996. Revenues from businesses not identified with specific business segments increased by $173.9 million (17.0%) in 1996 as compared to the prior year. Operating profits from this group of businesses increased by $14.7 million (15.7%) in 1996 versus the prior year. The increase in revenues was due primarily to the inclusion of Helzberg's Diamond Shops for a full year in 1996 versus eight months in 1995. Also, several of Scott Fetzer's diversified manufacturing businesses (including Campbell Hausfeld products and Wayne pumps) had significant comparative revenue increases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INTEREST EXPENSE AND OTHER

         As previously discussed, effective January 2, 1996, the results of GEICO are included in Berkshire's consolidated results. Berkshire's investment in GEICO for years prior to 1996 has been accounted for under the equity method. After-tax interest expense for 1996 includes about $18.5 million of interest costs related to GEICO borrowings that were outstanding at the time of the GEICO merger. Excluding costs related to these borrowings, interest costs were relatively unchanged between years.

         Other earnings consist primarily of investment income of Berkshire and its non-insurance subsidiaries offset by Berkshire's corporate costs (including charges related to Berkshire's shareholder designated contribution program). The increase in 1996 as compared to 1995 primarily relates to an increase in interest income earned by Berkshire.

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

         The Consolidated Statement of Earnings for 1996 reflects a pre-tax realized investment gain of $2.5 billion ($1.6 billion after tax). Most of this gain resulted from The Walt Disney Company's ("Disney") acquisition of Capital Cities/ABC, Inc. ("Capital Cities"). Prior to the acquisition, subsidiaries of Berkshire owned common stock of Capital Cities that had been acquired in 1986 for an aggregate cost of $345.0 million. In exchange for the Capital Cities common stock, Berkshire subsidiaries received cash and Disney common stock having an aggregate value of $2.5 billion.

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

LIQUIDITY AND CAPITAL RESOURCES

         Berkshire's Consolidated Balance Sheet as of December 31, 1996, reflects continuing capital strength. In the past three years, Berkshire shareholders' equity has increased from approximately $10.1 billion at December 31, 1993, to approximately $23.4 billion at December 31, 1996. In that three-year period, realized and unrealized securities gains increased equity capital by approximately $9.6 billion, and reinvested earnings, other than realized securities gains, were about $2.0 billion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

      We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 7, 1997

                            BERKSHIRE HATHAWAY INC.

                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (dollars in millions except per share amounts)


                                                                                    DECEMBER 31,
                                                                           -------------------------------
                                                                             1996                  1995*
                                                                           ---------             ---------
                             ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    $ 1,339.8             $ 2,703.8
Investments:
  Securities with fixed maturities  . . . . . . . . . . . . . . . . . .      6,446.9               1,423.2
  Equity securities . . . . . . . . . . . . . . . . . . . . . . . . . .     27,750.6              21,017.6
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,523.2                 718.9
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        619.6                 601.1
Assets of finance businesses  . . . . . . . . . . . . . . . . . . . . .        968.9                 756.7
Property, plant and equipment . . . . . . . . . . . . . . . . . . . . .      1,034.2                 333.3
Goodwill of acquired businesses . . . . . . . . . . . . . . . . . . . .      3,110.3                 672.0
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        616.0                 484.8
                                                                           ---------             ---------
                                                                           $43,409.5             $28,711.4
                                                                           =========             =========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses . . . . . . . . . . . . . . . . . .    $ 6,274.4             $ 3,698.6
Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,183.5                 374.1
Accounts payable, accruals and other liabilities  . . . . . . . . . . .      2,556.8               1,039.1
Income taxes, principally deferred  . . . . . . . . . . . . . . . . . .      6,837.6               4,849.5
Borrowings under investment agreements and other debt . . . . . . . . .      1,944.4               1,061.7
Liabilities of finance businesses . . . . . . . . . . . . . . . . . . .        851.4                 685.2
                                                                           ---------             ---------
                                                                            19,648.1              11,708.2
                                                                           ---------             ---------
Minority shareholders' interests  . . . . . . . . . . . . . . . . . . .        335.1                 264.5
                                                                           ---------             ---------
Shareholders' equity:
  Common Stock: **
    Class A Common Stock, $5 par value, 1,376,188 and 1,381,308
      shares issued; 1,206,120 and 1,193,512 shares outstanding . . . .          6.9                   6.9
    Class B Common Stock, $0.1667 par value, 783,755 shares issued
      and outstanding in 1996 . . . . . . . . . . . . . . . . . . . . .          0.1                  --
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . .      2,274.1               1,001.7
  Unrealized appreciation of investments, net . . . . . . . . . . . . .     12,143.9               9,220.7
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .      9,032.7               6,544.1
                                                                           ---------             ---------
                                                                            23,457.7              16,773.4
  Less: Cost of 170,068 and 187,796 Class A common shares in
    treasury  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31.4                  34.7
                                                                           ---------             ---------
        Total shareholders' equity  . . . . . . . . . . . . . . . . . .     23,426.3              16,738.7
                                                                           ---------             ---------
                                                                           $43,409.5             $28,711.4
                                                                           =========             =========

 * Restated - See Notes to Consolidated Financial Statements.

** Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,232,245 shares outstanding at December 31, 1996 versus 1,193,512 outstanding at December 31, 1995.



          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                         1996             1995*          1994*
                                                                       ---------        ---------      ---------
   REVENUES:
     Insurance premiums earned  . . . . . . . . . . . . . . . .        $ 4,117.8        $   957.5      $   923.2
     Sales and service revenues . . . . . . . . . . . . . . . .          3,061.2          2,755.9        2,351.9
     Interest, dividend and other investment income . . . . . .            811.9            629.2          519.0
     Income from finance businesses . . . . . . . . . . . . . .             25.3             26.6           24.9
     Realized investment gain . . . . . . . . . . . . . . . . .          2,484.1            194.1           91.3
                                                                       ---------        ---------      ---------
                                                                        10,500.3          4,563.3        3,910.3
                                                                       ---------        ---------      ---------
   COST AND EXPENSES:
     Insurance losses and loss adjustment expenses  . . . . . .          3,089.5            612.0          565.3
     Insurance underwriting expenses  . . . . . . . . . . . . .            797.6            325.0          228.0
     Cost of products and services sold . . . . . . . . . . . .          1,884.0          1,706.7        1,450.0
     Selling, general and administrative expenses . . . . . . .            861.9            759.6          599.6
     Goodwill amortization  . . . . . . . . . . . . . . . . . .             61.7             16.3           13.8
     Interest expense . . . . . . . . . . . . . . . . . . . . .             99.7             59.3           60.1
     Other-than-temporary decline in value of investment in
      USAir Group, Inc. Preferred Stock . . . . . . . . . . . .             --               --            268.5
                                                                       ---------        ---------      ---------
                                                                         6,794.4          3,478.9        3,185.3
                                                                       ---------        ---------      ---------

   EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST . . . . .          3,705.9          1,084.4          725.0
     Income taxes . . . . . . . . . . . . . . . . . . . . . . .          1,196.8            276.2          163.3
     Minority interest  . . . . . . . . . . . . . . . . . . . .             20.5             13.3            8.7
                                                                       ---------        ---------      ---------
   NET EARNINGS                                                        $ 2,488.6        $   794.9      $   553.0
                                                                       =========        =========      =========


     Average shares outstanding **  . . . . . . . . . . . . . .        1,205,257        1,187,102      1,177,750

   NET EARNINGS PER SHARE **  . . . . . . . . . . . . . . . . .           $2,065             $670           $470
                                                                          ======             ====           ====


    *    Restated - See Notes to Consolidated Financial Statements.

   ** Average shares outstanding for 1996 include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per share shown above represents net earnings per Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount or $69 per share for 1996.





          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                          1996            1995           1994
                                                                        ---------       ---------      ---------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . .         $ 2,488.6       $   794.9      $   553.0
   Adjustments to reconcile net income to cash flows
   from operating activities:
      Realized investment gain  . . . . . . . . . . . . . . . .          (2,484.1)         (194.1)         (91.3)
      Other-than-temporary decline in value of investment
           in USAir Group, Inc. Preferred Stock   . . . . . . .              --               --           268.5
      Depreciation and amortization   . . . . . . . . . . . . .             151.6            75.7           62.5
      Changes in assets and liabilities before effects from
           business acquisitions:
         Losses and loss adjustment expenses  . . . . . . . . .             352.1           268.6          274.1
         Deferred charges re reinsurance assumed  . . . . . . .              51.8            51.0           25.3
         Unearned premiums  . . . . . . . . . . . . . . . . . .              (8.8)           66.9           (8.5)
         Receivables  . . . . . . . . . . . . . . . . . . . . .            (127.1)          (35.4)         (49.8)
         Accounts payable, accruals and other liabilities . . .             558.3           228.2          210.5
         Income taxes . . . . . . . . . . . . . . . . . . . . .             221.9           (29.9)        (252.4)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . .              55.7           (98.0)         (62.8)
                                                                        ---------       ---------      ---------
           Net cash flows from operating activities . . . . . .           1,260.0         1,127.9          929.1
                                                                        ---------       ---------      ---------
Cash flows from investing activities:
   Purchases of securities with fixed maturities  . . . . . . .          (2,464.7)         (273.9)      (2,485.8)
   Purchases of equity securities . . . . . . . . . . . . . . .          (1,423.4)       (1,459.9)      (3,050.0)
   Proceeds from sales of securities with fixed maturities  . .             277.5           669.7        1,772.1
   Proceeds from redemptions and maturities of securities
      with fixed maturities . . . . . . . . . . . . . . . . . .             791.9           954.6           85.9
   Proceeds from sales of equity securities . . . . . . . . . .           1,531.0         1,352.7        1,466.8
   Loans and investments originated in finance businesses . . .            (577.1)         (381.2)        (246.8)
   Principal collection on loans and investments
      originated in finance businesses  . . . . . . . . . . . .             351.5           363.0          332.4
   Acquisitions of businesses, net of cash acquired . . . . . .          (1,975.3)            --             --
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .             (19.2)          (11.4)         (23.2)
                                                                        ---------       ---------      ---------
           Net cash flows from investing activities . . . . . .          (3,507.8)        1,213.6       (2,148.6)
                                                                        ---------       ---------      ---------
Cash flows from financing activities:
   Proceeds from borrowings of finance businesses . . . . . . .             285.1           265.7          208.6
   Proceeds from other borrowings . . . . . . . . . . . . . . .           1,604.3         1,232.7        1,225.3
   Repayments of borrowings of finance businesses . . . . . . .            (427.3)         (232.1)        (390.5)
   Repayments of other borrowings . . . . . . . . . . . . . . .          (1,170.0)       (1,151.7)      (1,387.7)
   Net proceeds from issuance of Class B Common Stock . . . . .             565.0             --             --
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (3.5)           (1.5)          (0.9)
                                                                        ---------       ---------      ---------
           Net cash flows from financing activities . . . . . .             853.6           113.1         (345.2)
                                                                        ---------       ---------      ---------
           Increase (decrease) in cash and cash equivalents . .          (1,394.2)        2,454.6       (1,564.7)
Cash and cash equivalents at beginning of year  . . . . . . . .           2,744.5           289.9        1,854.6
                                                                        ---------       ---------      ---------
Cash and cash equivalents at end of year *  . . . . . . . . . .         $ 1,350.3       $ 2,744.5      $   289.9
                                                                        =========       =========      =========
*Cash and cash equivalents at end of year are comprised
  of the following:
         Finance businesses . . . . . . . . . . . . . . . . . .         $    10.5       $    40.7      $    16.0
         Other  . . . . . . . . . . . . . . . . . . . . . . . .           1,339.8         2,703.8          273.9
                                                                        ---------       ---------      ---------
                                                                        $ 1,350.3       $ 2,744.5      $   289.9
                                                                        =========       =========      =========


          See accompanying Notes to Consolidated Financial Statements

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


(1)   SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

      (a)  Nature of operations and basis of consolidation

           Berkshire Hathaway Inc. ("Berkshire" or "Company") is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these is the property and casualty insurance business conducted on both a direct and reinsurance basis. Further information regarding this business and Berkshire's other reportable business segments is contained in Note 15.

           The accompanying Consolidated Financial Statements include the accounts of Berkshire consolidated with accounts of all its subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying prior year financial statements have been restated from the amounts previously reported in the Company's Consolidated Financial Statements included in its Annual Report for the year ended December 31, 1995. See 1(b) below for further information.

      (b)  Restatement

           As more fully discussed in Note 2, on January 2, 1996, GEICO
              Corporation ("GEICO") became a wholly-owned subsidiary of Berkshire. Prior to January 2, 1996, Berkshire owned approximately 51% of the outstanding common stock of GEICO. Previously the investment in GEICO common stock had been classified as an available-for-sale security and was carried in Berkshire's Consolidated Balance Sheet at fair value.

           Generally accepted accounting principles require that prior year financial statements be restated when control of a business is obtained on a "step-by-step" basis. Accordingly, the accompanying Consolidated Financial Statements for 1995 and 1994 have been restated to account for Berkshire's previous investment in GEICO common stock under the equity method. Berkshire's proportionate share of GEICO's net income reduced by amortization of related goodwill is included in the Consolidated Statements of Earnings as a component of interest, dividends and other investment income. The principal effect of the restatement was to decrease shareholders' equity as of December 31, 1995, by $478.4 million from the amount reported in Berkshire's Consolidated Financial Statements included in its Annual Report for the year ended December 31, 1995.

      (c)  Use of estimates in preparation of financial statements

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

      (d)  Cash equivalents

           Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased.

      (e)  Investments

           Management determines the appropriate classifications of investments in securities with fixed maturities and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. Investments in securities with fixed maturities, except for such securities held by finance businesses, are classified as available-for-sale. Securities with fixed maturities held by finance businesses are classified as held-to-maturity. Investments in equity securities are classified as available-for-sale. Securities with fixed maturities are deemed to be held-to-maturity securities when the Company has the ability and positive intent to hold them to maturity.

           Held-to-maturity securities are carried at amortized cost.
              Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses, which arise when investments are sold (as determined on a specific identification basis), other-than-temporarily impaired or in certain situations when investments are marked-to-market, are included in the Consolidated Statements of Earnings.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)   SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

      (f)  Goodwill of acquired businesses

           Goodwill of acquired businesses represents the difference between purchase cost and the fair value of the net assets of acquired businesses and is being amortized on a straight line basis over forty years. The Company continually reviews the recoverability of the carrying value of goodwill of acquired businesses using the methodology prescribed by Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

      (g)  Insurance premium acquisition costs

           For financial reporting purposes, certain costs of acquiring insurance premiums are deferred, subject to ultimate recoverability, and charged to income as the premiums are earned. Generally, the ultimate recoverability of premium acquisition costs is determined without regard to investment income. The unamortized balance of deferred premium acquisition costs is included in other assets.

      (h)  Deferred charges re reinsurance assumed

           The excess of estimated liabilities for claims and claim costs ultimately payable by the Insurance Group over consideration received with respect to retroactive property/casualty reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected settlement periods of the claim liabilities. The unamortized balance is included in other assets and was $337.9 million at December 31, 1996 and $389.7 million at December 31, 1995.

      (j)  Losses and loss adjustment expenses

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

           Ultimate payment amounts with respect to retroactive reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, are established for financial reporting purposes at maximum limits of indemnification under the contracts. (See also 1(h) above related to deferred charges re reinsurance assumed.)

           Liabilities under structured settlement contracts are established when the contracts are entered into, at the then present value of the actuarially determined ultimate payment amount discounted at the prevailing market interest rate. Annual accretions to the liabilities are charged to losses incurred. This accounting policy also applies to annuity reserves and policyholder liabilities which are included in the liabilities of finance businesses.

      (k)  Insurance premiums

           Insurance premiums for prospective insurance and non-property catastrophe reinsurance policies are recognized as revenues ratably over their terms with unearned premiums computed on a monthly or daily pro rata basis. Premiums for catastrophe excess of loss reinsurance coverages are deferred until the earlier of a loss occurrence or policy expiration. Consideration received for structured settlements is accounted for as premiums earned at the inception of the contracts. Premiums earned are stated net of amounts ceded to reinsurers.

      (m)  Reinsurance

           Provisions for losses and loss adjustment expenses are reported in the accompanying consolidated statements of earnings after deducting estimates of amounts that will be recoverable under reinsurance contracts. Such recoverables totalled $47 million, $14 million, and $61 million for 1996, 1995 and 1994, respectively. Reinsurance contracts do not relieve the Insurance Group Members of their obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts. Losses and loss adjustment expenses recoverable under reinsurance contracts are included in receivables.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)   BUSINESS ACQUISITIONS -- 1996

      During 1996, Berkshire consummated mergers with GEICO Corporation ("GEICO") and FlightSafety International, Inc. ("FlightSafety"). Each of these mergers was accounted for by the purchase method. The excess of the purchase cost of each business over the fair value of net assets acquired as of the respective merger dates is recorded as goodwill of acquired businesses and will subsequently be amortized over forty years. The aggregate amount of goodwill applicable to these acquisitions was approximately $2.5 billion. Additional information concerning each merger is provided below.

      (a)  GEICO

           On January 2, 1996, GEICO became a wholly-owned subsidiary as a result of the merger of an indirect wholly-owned subsidiary of Berkshire with and into GEICO. GEICO, through its subsidiaries, is a multiple line property and casualty insurer, the principal business of which is underwriting private passenger automobile insurance.

           The merger was consummated pursuant to an Agreement and Plan of Merger (the "GEICO Agreement") dated August 25, 1995. Pursuant to the GEICO Agreement, each issued and outstanding common share of GEICO, except shares held by Berkshire subsidiaries and GEICO, was converted into the right to receive $70 per share, or an aggregate amount of $2.3 billion. The amount of the merger consideration was based upon 33,284,733 outstanding shares held by the public on the merger date.

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

      (b)  FlightSafety

           On December 23, 1996, FlightSafety became a wholly-owned subsidiary as a result of the merger of FlightSafety with and into a subsidiary of Berkshire. FlightSafety provides high technology training to operators of aircraft and ships throughout the world.

           The merger was consummated pursuant to an Agreement and Plan of Merger dated October 14, 1996 (the "FlightSafety Agreement") between Berkshire and FlightSafety. Pursuant to the FlightSafety Agreement, aggregate consideration of approximately $1.5 billion was paid to FlightSafety shareholders consisting of $769.0 million in cash, 17,728 shares of Berkshire's Class A common stock and 112,655 shares of Berkshire's Class B common stock.

      The results of operations for each of these entities are included in Berkshire's consolidated results of operations from the effective dates of each of the mergers (GEICO -- January 2, 1996 and FlightSafety -- December 23,
1996). The following table sets forth certain consolidated statement of earnings data for the years ended December 31, 1996 and 1995, as if the GEICO and FlightSafety mergers had been consummated on the same terms at the beginning of 1995. Dollar amounts are in millions, except per share amounts.

                                                          1996         1995
                                                        ---------    --------
  Insurance premiums earned . . . . . . . . . . . . .   $ 4,117.8    $3,744.5
  Sales and service revenues  . . . . . . . . . . . .     3,416.5     3,081.6
  Total revenues  . . . . . . . . . . . . . . . . . .    10,823.5     7,640.9
  Net income  . . . . . . . . . . . . . . . . . . . .     2,515.0       833.8
  Earnings per equivalent Class A common share  . . .       2,051         690

(3)   BUSINESS ACQUISITIONS -- 1995

      During 1995, the Company consummated mergers with Helzberg's Diamond Shops, Inc. ("Helzberg's") and R.C. Willey Home Furnishings ("R.C. Willey") by reissuing 15,762 shares of its common stock (subsequently redesignated Class A Common Stock) held in treasury in exchange for 100% of the common stock of each of these companies. Helzberg's consists of a chain of 186 jewelry stores operating in 28 states and R.C. Willey, through its seven locations, is the dominant retailer of home furnishings in Utah.

      Each of these mergers was accounted for by the purchase method and, accordingly, the operating results of these businesses are included in the Company's consolidated results of operations from the effective dates of the mergers (Helzberg's -- April 30, 1995; R.C. Willey -- June 29, 1995). Had the results of these businesses been included commencing with operations at the beginning of 1994, the reported results would not have been materially affected.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

      The amortized cost and estimated fair values as of December 31, 1996 and 1995, of investments in securities with fixed maturities are as follows (in millions):

                     December 31, 1996                                         Gross        Gross      Estimated
                                                               Amortized     Unrealized   Unrealized     Fair
                                                                 Cost          Gains        Losses       Value
                                                               ---------     ----------   ----------   ---------
      Bonds:
        U.S. Treasury securities and obligations of
          U.S. government corporations and agencies . . .       $2,618.8        $  4.0       $ (5.7)    $2,617.1
        Obligations of states, municipalities
          and political subdivisions  . . . . . . . . . .        2,502.0          32.4         (1.8)     2,532.6
        Corporate bonds . . . . . . . . . . . . . . . . .           22.0           --           --          22.0
      Redeemable preferred stocks . . . . . . . . . . . .          584.3         275.9         (4.3)       855.9
      Mortgage-backed securities  . . . . . . . . . . . .          415.2           6.1         (2.0)       419.3
                                                                --------        ------       ------     --------
                                                                $6,142.3        $318.4       $(13.8)    $6,446.9
                                                                ========        ======       ======     ========

                     December 31, 1995                                       Gross        Gross       Estimated
                                                              Amortized    Unrealized   Unrealized      Fair
                                                                Cost          Gains        Losses       Value
                                                              ---------    ----------   ----------    ---------
      Bonds:
        U.S. Treasury securities and obligations of
          U.S. government corporations and agencies . . .     $   80.9        $  2.2        $  --     $   83.1
        Obligations of states, municipalities
          and political subdivisions  . . . . . . . . . .        346.4          17.2          (0.5)      363.1
      Redeemable preferred stocks . . . . . . . . . . . .        682.5         153.4          (2.9)      833.0
      Mortgage-backed securities  . . . . . . . . . . . .        138.3           5.9          (0.2)      144.0
                                                              --------        ------        ------    --------
                                                              $1,248.1        $178.7        $ (3.6)   $1,423.2
                                                              ========        ======        ======    ========

      Amounts above exclude securities with fixed maturities held by finance businesses. See note 7.

      Redeemable preferred stocks include 358,000 shares of USAir Group, Inc. Series A Cumulative Convertible Preferred Stock ("USAir Preferred Shares"). The USAir Preferred Shares were acquired in 1989 for $358 million. If not called or converted prior to August 7, 1999, the USAir Preferred Shares are mandatorily redeemable by USAir Group, Inc. ("USAir") at $1,000 per share ($358 million in the aggregate), plus accrued dividends.

      During the five years ended December 31, 1994, USAir reported aggregate losses of approximately $2.4 billion. In 1994, USAir announced it was suspending the payment of dividends. Consequently, prior to the end of 1994, Berkshire management concluded that an other-than-temporary decline in the value of USAir Preferred shares had arisen. The 1994 Consolidated Statement of Earnings includes a pre-tax charge of $268.5 million to reflect the decline.

      While USAir returned to profitability during 1995, it continued the suspension of dividends until the second half of 1996 when dividend payments of $47 million were received. Such amount is included in the 1996 Consolidated Statement of Earnings under the caption "Interest, dividend and other investment income." An additional dividend payment of $30 million was received in January, 1997 and dividends of approximately $17 million remain in arrears.

      Berkshire management has estimated the fair value of USAir Preferred shares to be $322.2 million at December 31, 1996. The increase of $232.7 million in the estimated fair value over the amount recorded at December 31, 1994, is included as a component of the increases during 1995 and 1996 in unrealized appreciation of investments.

      Shown below are the amortized cost and estimated fair values of the above securities at December 31, 1996, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

                                                                                                       Estimated
                                                                                      Amortized          Fair
                                                                                        Cost             Value
                                                                                      ---------        ---------
      Due in one year or less . . . . . . . . . . . . . . . . . . . . . . . .          $2,073.2         $2,085.0
      Due after one year through five years . . . . . . . . . . . . . . . . .           2,481.9          2,750.5
      Due after five years through ten years  . . . . . . . . . . . . . . . .           1,022.8          1,039.8
      Due after ten years . . . . . . . . . . . . . . . . . . . . . . . . . .             149.2            152.3
                                                                                       --------         --------
                                                                                        5,727.1          6,027.6
      Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . .             415.2            419.3
                                                                                       --------         --------
                                                                                       $6,142.3         $6,446.9
                                                                                       ========         ========

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)   INVESTMENTS IN EQUITY SECURITIES

      Aggregate data with respect to the consolidated investment in equity securities are shown below (in millions):

                 December 31, 1996
                                                                                      Unrealized       Carrying
                                                                            Cost          Gains         Value***
                                                                          --------    ----------       ---------
           Common stock of:
              American Express Company (a)  . . . . . . . . . . . .       $1,392.7     $ 1,401.6       $ 2,794.3
              The Coca-Cola Company   . . . . . . . . . . . . . . .        1,298.9       9,226.1        10,525.0
              The Walt Disney Company   . . . . . . . . . . . . . .        1,533.2         183.6         1,716.8
              Federal Home Loan Mortgage Corporation  . . . . . . .          449.7       1,323.1         1,772.8
              The Gillette Company    . . . . . . . . . . . . . . .          600.0       3,132.0         3,732.0
              McDonald's Corporation  . . . . . . . . . . . . . . .        1,265.3         103.1         1,368.4
              Wells Fargo & Company   . . . . . . . . . . . . . . .          553.9       1,413.0         1,966.9
           All other equity securities  . . . . . . . . . . . . . .        2,058.3       1,816.1*        3,874.4
                                                                          --------     ---------       ---------
                                                                          $9,152.0     $18,598.6       $27,750.6
                                                                          ========     =========       =========

                 December 31, 1995
                                                                                      Unrealized       Carrying
                                                                            Cost        Gains          Value ***
                                                                          --------    ----------       ---------
           Common stock of:
              American Express Company (a)  . . . . . . . . . . . .       $1,392.7     $   653.6       $ 2,046.3
              Capital Cities/ABC, Inc. (b)  . . . . . . . . . . . .          345.0       2,122.5         2,467.5
              The Coca-Cola Company   . . . . . . . . . . . . . . .        1,298.9       6,126.1         7,425.0
              Federal Home Loan Mortgage Corporation  . . . . . . .          260.1         783.9         1,044.0
              GEICO Corporation (c)   . . . . . . . . . . . . . . .        1,175.8          --           1,175.8
              The Gillette Company    . . . . . . . . . . . . . . .          600.0       1,902.0         2,502.0
              Wells Fargo & Company   . . . . . . . . . . . . . . .          423.7       1,043.2         1,466.9
           All other equity securities  . . . . . . . . . . . . . .        1,680.0       1,210.1**       2,890.1
                                                                          --------     ---------       ---------
                                                                          $7,176.2     $13,841.4       $21,017.6
                                                                          ========     =========       =========

             * Represents gross unrealized gains $1,838.5 less gross unrealized losses $22.4.
            ** Represents gross unrealized gains $1,302.1 less gross unrealized losses $92.0.
           *** Represents market value for all investments in equity securities except for GEICO Corporation. See footnote (c) which follows.

      (a)  American Express Company

           Common shares of American Express Company ("AXP") owned by Berkshire and its subsidiaries possessed approximately 10.5% of the voting rights of all AXP shares outstanding at December 31, 1996. The shares are held subject to various agreements with certain insurance and banking regulators which, among other things, prohibit Berkshire from (i) seeking representation on the Board of Directors of AXP (Berkshire may agree, if it so desires, at the request of management or the Board of Directors of AXP to have no more than one representative stand for election to the Board of Directors of AXP) and (ii) acquiring or retaining shares that would cause its ownership of AXP voting securities to equal or exceed 17% of the amount outstanding (should Berkshire have a representative on the board of directors, such amount is limited to 15%). In connection therewith, Berkshire has entered into an agreement with AXP which became effective when Berkshire's ownership interest in AXP voting securities reached 10% and will remain effective so long as Berkshire owns 5% or more of AXP's voting securities. The agreement obligates Berkshire, so long as Harvey Golub is chief executive officer of AXP, to vote its shares in accordance with the recommendations of AXP's Board of Directors. Additionally, subject to certain exceptions, Berkshire has agreed not to sell AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP.

      (b)  Capital Cities/ABC, Inc.

           On January 4, 1996, shareholders of Capital Cities/ABC, Inc.
              ("Capital Cities") and The Walt Disney Company ("Disney") approved an agreement and plan of merger by and between Disney and Capital Cities. In March 1996, Berkshire received approximately 21 million shares of Disney common stock and $1.2 billion in cash in exchange for the common shares of Capital Cities.

      (c)  GEICO Corporation

           The cost and carrying value of the investment in GEICO common stock as of December 31, 1995 represents Berkshire's cost plus its share of GEICO's undistributed accumulated earnings and unrealized appreciation on investments. See Notes 1(b) and 2 for additional information.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   REALIZED INVESTMENT GAINS (LOSSES)

      Realized gains (losses) from sales and redemptions of investments are summarized below (in millions):

                                                                            1996           1995           1994
                                                                          --------        ------         ------
      Equity securities --
        Gross realized gains  . . . . . . . . . . . . . . . . . . . .     $2,379.1 *      $109.9         $185.7
        Gross realized losses . . . . . . . . . . . . . . . . . . . .        (36.4)        (14.2)         (96.9)
      Securities with fixed maturities and other investments --
        Gross realized gains  . . . . . . . . . . . . . . . . . . . .        144.6         100.8            6.8
        Gross realized losses . . . . . . . . . . . . . . . . . . . .         (3.2)         (2.4)          (4.3)
                                                                          --------        ------         ------
                                                                          $2,484.1        $194.1         $ 91.3
                                                                          ========        ======         ======

* In March 1996 Disney completed its acquisition of Capital Cities. Subsidiaries of Berkshire received aggregate consideration of $2.5 billion, which included cash of $1.2 billion and common shares of Disney with a value of $1.3 billion. Gross realized gains from sales of equity securities includes a gain of $2.2 billion relating to Disney's acquisition of Capital Cities.

(7)   FINANCE BUSINESSES

      Berkshire's finance businesses are comprised of commercial and consumer finance companies and an annuity business. Assets and liabilities of Berkshire's finance businesses are summarized below (in millions):

                                                                                  Dec. 31,       Dec. 31,
                                                                                    1996           1995
                                                                                  --------       --------
      ASSETS
      Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .          $ 10.5        $ 40.7
      Installment loans and other receivables . . . . . . . . . . . . . .           215.9         185.9
      Fixed maturity investments (a)  . . . . . . . . . . . . . . . . . .           742.4         529.4
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0.1           0.7
                                                                                   ------        ------
                                                                                   $968.9        $756.7
                                                                                   ======        ======
      LIABILITIES
      Borrowings under investment agreements (b)  . . . . . . . . . . . .          $281.8        $403.6
      6  3/4% Notes, due 2001 . . . . . . . . . . . . . . . . . . . . . .            99.5           --
      8  1/8% Notes, payable in 1996  . . . . . . . . . . . . . . . . . .              --         120.0
      Annuity reserves and policyholder liabilities . . . . . . . . . . .           434.8         116.7
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            35.3          44.9
                                                                                  -------       -------
                                                                                   $851.4        $685.2
                                                                                   ======        ======

      (a) At December 31, 1996 and 1995, mortgage-backed securities of $601.6 and $336.0 respectively were included in this caption. Estimated fair values and gross unrealized gains and losses as of December 31, 1996 and 1995, are as follows (in millions):

                                                             Gross          Gross             Estimated
                                                           Unrealized     Unrealized            Fair
                                     Amortized Cost           Gains         Losses              Value
                                     --------------        ----------     ----------        --------------
         1996 . . . . . . . . .         $742.4               $ 25.2         $ (4.8)            $762.8
         1995 . . . . . . . . .          529.4                 29.0           (1.0)             557.4

      (b) Borrowings under investment agreements are made pursuant to contracts with terms generally ranging from six months to thirty years and at fixed interest rates ranging from 4% to 7%. Payments of amounts outstanding at December 31, 1996, are expected to be required no earlier than as follows (in millions):

                  1997           1998           1999           2000          2001        After 2001
                 ------          ----           ----           ----          ----        ----------
                 $211.9          $2.0           $3.3            --            --            $64.6

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)   FINANCE BUSINESSES (Continued)

         Income from finance businesses for each of the past three years is summarized below (in millions):

                                                                           1996          1995             1994
                                                                          ------        -------          ------
      REVENUES
      Interest on loans . . . . . . . . . . . . . . . . . . . . .         $ 38.8        $  38.4          $ 37.4
      Interest and dividend income  . . . . . . . . . . . . . . .           54.4           39.2            34.8
      Annuity premiums earned . . . . . . . . . . . . . . . . . .          259.5           75.2            36.0
                                                                          ------        -------          ------
                                                                           352.7          152.8           108.2
                                                                          ------        -------          ------
      COST AND EXPENSES
      Interest expense  . . . . . . . . . . . . . . . . . . . . .           30.3           28.9            31.7
      Annuity benefits and expenses . . . . . . . . . . . . . . .          276.7           80.8            37.6
      General and administrative expenses . . . . . . . . . . . .           20.4           16.5            14.0
                                                                          ------        -------          ------
                                                                           327.4          126.2            83.3
                                                                          ------        -------          ------
                                                                          $ 25.3        $  26.6          $ 24.9
                                                                          ======        =======          ======

      The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).

                                                                                 Dec. 31,       Dec. 31,
                                                                                   1996           1995
                                                                                 --------       --------
      ASSETS
      Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .         $  6.4         $ 40.5
      Installment loans and other receivables **  . . . . . . . . . . . .          233.0          334.9
      Mortgage-backed securities, at cost
         (Fair value: 1996 -- $146.1; 1995 -- $211.6) . . . . . . . . . .          145.5          211.7
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.1            0.7
                                                                                  ------         ------
                                                                                  $385.0         $587.8
                                                                                  ======         ======
      LIABILITIES
      6  3/4% Notes, due 2001 . . . . . . . . . . . . . . . . . . . . . .         $ 99.5         $ --
      8  1/8% Notes, payable in 1996  . . . . . . . . . . . . . . . . . .           --            120.0
      Borrowings under investment agreements  . . . . . . . . . . . . . .          221.3          403.6
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           29.8           32.8
                                                                                  ------         ------
                                                                                  $350.6         $556.4
                                                                                  ======         ======

** Includes receivables from affiliated companies of $85.1 and $182.8 at December 31, 1996 and 1995, respectively.

         Net income from Scott Fetzer Financial Group businesses for each of the past three years is summarized below (in millions).

                                                                          1996            1995            1994
                                                                         ------           -----           -----
      REVENUES
      Interest on installment loans and other receivables *** . .        $ 45.7           $43.4           $41.4
      Other interest  . . . . . . . . . . . . . . . . . . . . . .          13.2            15.0            21.3
                                                                         ------           -----           -----
                                                                           58.9            58.4            62.7
                                                                         ------           -----           -----
      COST AND EXPENSES
      Interest expense  . . . . . . . . . . . . . . . . . . . . .          27.8            28.9            31.7
      General and administrative expenses . . . . . . . . . . . .          20.1            16.2            13.2
                                                                         ------           -----           -----
                                                                           47.9            45.1            44.9
                                                                         ------           -----           -----
      Income before taxes . . . . . . . . . . . . . . . . . . . .          11.0            13.3            17.8
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . .           3.6             4.6             6.3
                                                                         ------           -----           -----
      Net income  . . . . . . . . . . . . . . . . . . . . . . . .        $  7.4           $ 8.7           $11.5
                                                                         ======           =====           =====

*** Includes interest on loans and receivables from affiliated companies of $6.9, $5.0 and $4.0 in 1996, 1995 and 1994, respectively.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

       Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries (in millions):

                                                                    1996            1995               1994
                                                                  --------        --------           --------
        Unpaid losses and loss adjustment expenses:
         Balance at beginning of year   . . . . . . . . . . .     $5,923.9*       $3,430.0           $3,155.9
         Less ceded liabilities and deferred charges  . . . .        645.0*          573.9              597.9
                                                                  --------        --------           --------
         Net balance  . . . . . . . . . . . . . . . . . . . .      5,278.9*        2,856.1            2,558.0
                                                                  --------        --------           --------
        Incurred losses recorded:
         Current accident year  . . . . . . . . . . . . . . .      3,179.7           556.5              505.1
         All prior accident years   . . . . . . . . . . . . .        (90.2)           55.5               60.2
                                                                  --------        --------           --------
         Total incurred losses  . . . . . . . . . . . . . . .      3,089.5           612.0              565.3
                                                                  --------        --------           --------
        Payments with respect to:
         Current accident year  . . . . . . . . . . . . . . .      1,484.9            43.6               50.9
         All prior accident years   . . . . . . . . . . . . .      1,194.9           246.2              216.3
                                                                  --------        --------           --------
         Total payments   . . . . . . . . . . . . . . . . . .      2,679.8           289.8              267.2
                                                                  --------        --------           --------
        Unpaid losses and loss adjustment expenses:
         Net balance at end of year   . . . . . . . . . . . .      5,688.6         3,178.3            2,856.1
         Plus ceded liabilities and deferred charges  . . . .        585.8           520.3              573.9
                                                                  --------        --------           --------
        Balance at end of year ** . . . . . . . . . . . . . .     $6,274.4        $3,698.6           $3,430.0
                                                                  ========        ========           ========

    *  Includes GEICO balances as of the acquisition date.

   ** Unpaid losses and loss adjustment expenses include liabilities established with respect to retroactive reinsurance contracts that provide for indemnification of insurance risk. These liabilities aggregated $1,263.6, $1,283.5, and $1,296.0 at December 31, 1996, 1995
       and 1994 respectively. Related deferred charges were established with respect to these contracts and are reported as other assets. Also included in unpaid losses and loss adjustment expenses are discounted structured settlement reinsurance liabilities, which totalled $217.2, $221.7, and $231.3 at December 31, 1996, 1995 and 1994 respectively.

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

(9)   BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT

      Liabilities reflected for this balance sheet caption are as follows (in millions):

                                                                                   Dec. 31,             Dec. 31,
                                                                                     1996                 1995
                                                                                   --------             --------
      Borrowings under investment agreements  . . . . . . . . . . . . . . . .      $  865.3             $  878.9
      1% Senior Exchangeable Notes Due 2001 . . . . . . . . . . . . . . . . .         454.6                 --
      Other debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         624.5                182.8
                                                                                   --------             --------
                                                                                   $1,944.4             $1,061.7
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

      On December 2, 1996, Berkshire received net proceeds of $447.1 million from the issuance of $500 million principal amount of 1% Senior Exchangeable Notes, due December 2, 2001 (the "Exchange Notes"). Under certain conditions, on the last trading day of January, April, July and October from January 1997 through July 2001, each $1,000 principal amount Exchange Note, is convertible at the option of the holder into 17.65 shares of Salomon Inc common stock ("Salomon Stock"). Upon such conversion, Berkshire, at its option, may elect to redeem the Exchange Notes for an equivalent cash value of the Salomon Stock. Beginning on December 2, 1999, under certain conditions, the Exchange Notes are convertible into 17.65 shares of Salomon Stock at the option of the Company. Upon conversion, Berkshire may elect to redeem the Exchange Notes for an equivalent cash value of the Salomon Stock. In all other circumstances, Berkshire will pay the principal amount at maturity. At December 31, 1996, Berkshire subsidiaries owned common and preferred stock of Salomon possessing about 18% of the total voting power of that company.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)   BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT (Continued)

      No materially restrictive covenants are included in any of the various debt agreements. Payments of amounts outstanding at December 31, 1996, are expected to be required no earlier than as follows (in millions):

           1997           1998           1999           2000          2001        After 2001
          ------         ------         ------         ------        ------       ----------
          $130.8         $125.1         $ 54.3         $ 15.8        $474.0        $1,144.4

(10)  INCOME TAXES

      The liability for income taxes as reflected in the accompanying Consolidated Balance Sheets represent estimates of liabilities as follows (in millions):

                                                                                Dec. 31,         Dec. 31,
                                                                                  1996             1995
                                                                                --------         --------
              Payable currently   . . . . . . . . . . . . . . . . . . . .       $  (41.1)        $   86.8
              Deferred    . . . . . . . . . . . . . . . . . . . . . . . .        6,878.7          4,762.7
                                                                                --------         --------
                                                                                $6,837.6         $4,849.5
                                                                                ========         ========

      The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions):

                                                                           1996            1995          1994
                                                                         --------         ------        ------
      Federal . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,169.9         $252.3        $138.1
      State . . . . . . . . . . . . . . . . . . . . . . . . . . .            26.1           22.6          22.1
      Foreign . . . . . . . . . . . . . . . . . . . . . . . . . .             0.8            1.3           3.1
                                                                         --------         ------        ------
                                                                         $1,196.8         $276.2        $163.3
                                                                         ========         ======        ======
      Current . . . . . . . . . . . . . . . . . . . . . . . . . .        $  818.9         $331.0        $188.5
      Deferred  . . . . . . . . . . . . . . . . . . . . . . . . .           377.9          (54.8)        (25.2)
                                                                         --------         ------        ------
                                                                         $1,196.8         $276.2        $163.3
                                                                         ========         ======        ======

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are shown below (in millions):

                                                                                   1996            1995
                                                                                 --------        --------
      Deferred tax liabilities:
         Relating to unrealized appreciation of investments . . . . . . .        $6,620.6        $4,908.5
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           860.9           157.0
                                                                                 --------        --------
                                                                                  7,481.5         5,065.5
      Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . .          (602.8)         (302.8)
                                                                                 --------        --------
      Net deferred tax liability  . . . . . . . . . . . . . . . . . . . .        $6,878.7        $4,762.7
                                                                                 ========        ========

      Charges for income taxes are reconciled to hypothetical amounts computed at the federal statutory rate in the table shown below (in millions):

                                                                           1996            1995           1994
                                                                         --------        --------       --------
      Net earnings before income taxes  . . . . . . . . . . . . .        $3,705.9        $1,084.4       $  725.0
                                                                         ========        ========       ========
      Hypothetical amounts applicable to above
         computed at the federal statutory rate . . . . . . . . .        $1,297.1        $  379.5       $  253.8
      Decreases, resulting from:
         Tax-exempt interest income . . . . . . . . . . . . . . .           (41.7)          (10.6)         (14.6)
         Dividends received deduction . . . . . . . . . . . . . .           (90.3)          (86.3)         (81.2)
      Goodwill amortization . . . . . . . . . . . . . . . . . . .            21.6             5.7            4.8
      State income taxes, less federal income tax benefit . . . .            17.0            14.7           14.4
      Other differences, net  . . . . . . . . . . . . . . . . . .            (6.9)          (26.8)         (13.9)
                                                                         --------        --------       --------
      Total income taxes  . . . . . . . . . . . . . . . . . . . .        $1,196.8        $  276.2       $  163.3
                                                                         ========        ========       ========

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  SHAREHOLDERS' EQUITY ACCOUNTS

      Changes in capital accounts of the Company during the two years ended December 31, 1996, are shown in the table below. Dollar amounts are in millions, except per share amounts.


                                                                                     Capital in
                                              Class A Common       Class B Common   in Excess of    Class A Common
                                               $5 Par Value       $0.1667 Par Value   Par Value      in Treasury
                                           --------------------   -----------------   ---------    -----------------
                                            Shares      Dollars   Shares    Dollars   Dollars      Shares    Dollars
                                           ---------    -------   -------   -------   --------     -------   -------
   Balance December 31, 1994 *  . . . . .  1,381,308     $6.9       --         --     $  656.1     203,558    $37.6

   Common stock issued in connection
      with acquisitions of businesses . .                                                345.6     (15,762)    (2.9)
                                           ---------     ----     -------     ---     --------     -------    -----
   Balance December 31, 1995  . . . . . .  1,381,308      6.9       --         --      1,001.7     187,796     34.7

   Common stock issued in connection
      with acquisitions of businesses . .                         112,655      --        707.5     (17,728)    (3.3)
   Common stock issued for cash . . . . .                         517,500     $0.1       564.9
   Conversions of Class A Common
      to Class B Common . . . . . . . . .     (5,120)     --      153,600      --
                                           ---------     ----     -------     ----    --------     -------    -----
   Balance December 31, 1996  . . . . . .  1,376,188     $6.9     783,755     $0.1    $2,274.1     170,068    $31.4
                                           =========     ====     =======     ====    ========     =======    =====

      *  There were no changes in the Company's capital accounts during 1994.

      On May 6, 1996, Berkshire shareholders approved a recapitalization plan which created a new class of common stock, designated as Class B Common Stock. In connection therewith, Berkshire's then existing common stock was redesignated as Class A Common Stock. Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock.

      On May 8, 1996, Berkshire completed an initial public offering of 517,500 shares of Class B Common Stock. Berkshire received net proceeds from the offering of $565.0 million. Since the Class B Common shares are equivalent to one-thirtieth (1/30) of the economic rights of Class A Common shares, the issuance of the Class B Common Stock was equivalent to the issuance of 17,250 Class A Common shares or approximately 1.4% of Class A Common shares outstanding at the time of the issuance of Class B Common shares.

      Changes in unrealized appreciation of investments, net during the three years ended December 31, 1996 were as follows, in millions:

                                                                                Year ending December 31,
                                                                        ----------------------------------------
                                                                          1996            1995            1994
                                                                        ---------       ---------       --------
   Balance at beginning of year . . . . . . . . . . . . . . . . .       $ 9,220.7       $ 5,276.9       $4,318.6
   Increase in unrealized appreciation included in carrying
      value of investments  . . . . . . . . . . . . . . . . . . .         4,604.0         6,177.1        1,486.5
   Increase in deemed applicable deferred income taxes  . . . . .        (1,629.1)       (2,176.2)        (518.3)
   Increase in minority interest in unrealized appreciation . . .           (51.7)          (57.1)          (9.9)
                                                                        ---------       ---------       --------
   Balance at end of year . . . . . . . . . . . . . . . . . . . .       $12,143.9       $ 9,220.7       $5,276.9
                                                                        =========       =========       ========

      Changes in retained earnings during the three years ended December 31, 1996 were as follows, in millions:

                                                                                 Year ending December 31,
                                                                          ---------------------------------------
                                                                            1996            1995           1994
                                                                          --------        --------       --------
Balance at beginning of year  . . . . . . . . . . . . . . . . . .         $6,544.1        $5,749.2       $5,196.2
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .          2,488.6           794.9          553.0
                                                                          --------        --------       --------
Balance at end of year  . . . . . . . . . . . . . . . . . . . . .         $9,032.7        $6,544.1       $5,749.2
                                                                          ========        ========       ========

(12)  DIVIDEND RESTRICTIONS - INSURANCE SUBSIDIARIES

      Payments of dividends by Insurance Group members are restricted by insurance statutes and regulations. Without prior regulatory approval in 1997, Berkshire can receive up to approximately $2.5 billion as dividends from insurance subsidiaries.

      Combined shareholders' equity of insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $26.1 billion at December 31, 1996. This amount exceeded by approximately $5.2 billion the corresponding amount determined on the basis of generally accepted accounting principles; the difference principally represents deferred income tax assets and liabilities and deferred charges re reinsurance assumed recognized for financial reporting purposes but not for statutory reporting purposes.

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

      The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values. The estimated fair values of the Company's other financial instruments as of December 31, 1996 and 1995, are as follows (in millions):

                                                      Carrying Value                   Estimated Fair Value
                                                      --------------                   --------------------
                                                   1996               1995             1996              1995
                                                 ---------         ----------       ---------         ----------
Investments in securities with fixed
   maturities . . . . . . . . . . . . . .        $ 6,446.9         $  1,423.2       $ 6,446.9         $  1,423.2
Investments in equity securities  . . . .         27,750.6           21,017.6        27,750.6           22,235.0
Assets of finance businesses  . . . . . .            968.9              756.7           997.8              792.3
Borrowings under investment agreements and
   other debt . . . . . . . . . . . . . .          1,944.4            1,061.7         1,937.9            1,095.0
Liabilities of finance businesses . . . .            851.4              685.2           852.0              704.4

(14)  QUARTERLY DATA

      A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

                                                                1st           2nd          3rd           4th
           1996                                               Quarter       Quarter      Quarter       Quarter
                                                              -------       -------      -------       -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .    $ 4,139.7      $1,914.8     $2,015.3      $2,430.5
                                                             ---------      --------     --------      --------
Earnings:
   Excluding realized investment gain   . . . . . . . . .    $   160.2      $  193.7     $  201.4      $  328.1
   Realized investment gain (loss)  . . . . . . . . . . .      1,508.5*         (2.5)        62.6          36.6
                                                             ---------      --------     --------      --------
   Net earnings   . . . . . . . . . . . . . . . . . . . .    $ 1,668.7      $  191.2     $  264.0      $  364.7
                                                             =========      ========     ========      ========
Earnings per equivalent Class A common share:
   Excluding realized investment gain   . . . . . . . . .    $  134.23      $ 160.91     $ 166.34      $ 270.52
   Realized investment gain (loss)  . . . . . . . . . . .     1,263.92*        (2.08)       51.70         30.17
                                                             ---------      --------     --------      --------
   Net earnings   . . . . . . . . . . . . . . . . . . . .    $1,398.15      $ 158.83     $ 218.04      $ 300.69
                                                             =========      ========     ========      ========

* Includes $1.4 billion ($1,143.68/share), net of taxes, related to gain arising from The Walt Disney Company's acquisition of Capital Cities/ABC, Inc. See Notes 5 and 6.

                                                                 1st           2nd          3rd         4th
          1995                                                 Quarter       Quarter      Quarter     Quarter
                                                               -------       -------      -------     -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .       $944.0      $1,018.4     $1,107.2    $1,493.7
                                                                ------      --------     --------    --------
Earnings:
   Excluding realized investment gain   . . . . . . . . .       $143.9        $140.3       $151.3      $234.4
   Realized investment gain (loss)  . . . . . . . . . . .         (4.7)         51.7         43.2        34.8
                                                                ------        ------       ------      ------
   Net earnings   . . . . . . . . . . . . . . . . . . . .       $139.2        $192.0       $194.5      $269.2
                                                                ======        ======       ======      ======
Earnings per equivalent Class A common share:
   Excluding realized investment gain   . . . . . . . . .      $122.22       $118.54      $126.78      $196.56
   Realized investment gain (loss)  . . . . . . . . . . .        (4.03)        43.71        36.18        29.16
                                                               -------       -------      -------      -------
   Net earnings   . . . . . . . . . . . . . . . . . . . .      $118.19       $162.25      $162.96      $225.72
                                                               =======       =======      =======      =======

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  BUSINESS SEGMENT DATA

      Berkshire identified seven business segments for purposes of 1996 reporting pursuant to Statement of Financial Accounting Standards No. 14. These include the property and casualty insurance business (The Insurance Segment) conducted on both a direct and reinsurance basis through a number of subsidiaries. Included in this segment is GEICO Corporation, the seventh largest auto insurer in the United States and National Indemnity Company, one of the world's leading providers of catastrophe excess of loss reinsurance. Berkshire's six separately conducted non- insurance business segments are as follows:

       Business
  identity and headquarters      Segment                        Activity
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

      The business segments identified above were responsible in 1996 for 86% of Berkshire's consolidated revenues. Other businesses activities that contributed for 1996, in the aggregate, 11% of Berkshire's consolidated revenues, were as follows:

   Business identity            Product/Service/Activity
   ------------------           ------------------------
   Adalet - PLM                 Explosion proof electrical enclosures, cable couplers and terminations
   BHR                          Real estate management
   Berkshire Hathaway
    Credit Corporation          Commercial financing
   Berkshire Hathaway Life
    Insurance Co.               Annuities
   Blue Chip Stamps             Marketing motivational services
   Borsheim's                   Retailing fine jewelry
   Campbell Hausfeld            Air compressors, air tools, painting systems, pressure washers, welders and generators
   Carefree                     Comfort and convenience products for the recreational vehicle industry
   Fechheimer Bros. Co.         Uniforms and accessories
   FlightSafety International   High technology training to operators of aircraft and ships
   France                       Appliance controls; ignition and sign transformers
   Halex                        Zinc die cast conduit fittings and other electrical construction materials
   Helzberg's Diamond Shops     Retailing fine jewelry
   Meriam                       Pressure and flow measurement devices
   Northland                    Fractional horsepower electric motors
   Powerwinch                   Marine and general purpose winches, windlasses, and hoists
   Precision Steel Products     Steel service center
   Quikut                       Cutlery for home and sporting goods markets
   ScottCare                    Cardiopulmonary rehabilitation and monitoring equipment
   Scott Fetzer Financial Group Commercial and consumer finance companies
   Scot Labs                    Cleaning and maintenance chemicals
   Stahl                        Custom service bodies, flatbed bodies, cranes and tool boxes for trucks
   Wayne                        Furnace burners; sump, utility and sewage pumps
   Wesco Financial              Real estate management
   Western Enterprises          Medical and industrial compressed gas fittings and regulators
   Western Plastics             Molded plastic components

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) BUSINESS SEGMENT DATA (Continued)

      A disaggregation of Berkshire's consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

                                                        REVENUES                OPERATING PROFIT BEFORE TAXES
                                               1996       1995       1994        1996        1995       1994
                                             ---------  --------   --------    --------    --------   --------
   Identified Segments:
      Insurance . . . . . . . . . . . . . .  $ 7,133.1  $1,715.7   $1,499.8    $3,189.6    $  776.5   $  702.0
      Non-insurance businesses  . . . . . .    1,922.9   1,775.1    1,620.7       267.2       233.2      261.9
                                             ---------  --------   --------    --------    --------   --------
                                               9,056.0   3,490.8    3,120.5     3,456.8     1,009.7      963.9
   Other than identified segments . . . . .    1,444.3   1,072.5      789.8       342.1       130.7     (178.8)**
   Interest expense * . . . . . . . . . . .                                       (93.0)      (56.0)     (60.1)
                                             ---------  --------   --------    --------    --------   --------
      Aggregate consolidated total           $10,500.3  $4,563.3   $3,910.3    $3,705.9    $1,084.4   $  725.0
                                             =========  ========   ========    ========    ========   ========

   * Amounts of interest expense represent those for borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain identified segments.

  ** Includes pre-tax charge of $268.5 million representing an other-than-temporary decline in value of investment in USAir Group, Inc. Preferred Stock.

   INSURANCE SEGMENT                                   REVENUES                 OPERATING PROFIT BEFORE TAXES
   -----------------
                                               1996      1995       1994         1996         1995       1994
                                             --------  --------   --------     --------      ------      ------
   Premiums earned: *
      Direct  . . . . . . . . . . . . . . .  $3,432.9  $  287.3   $  281.1
      Reinsurance assumed . . . . . . . . .     764.0     718.4      688.5
      Reinsurance ceded . . . . . . . . . .     (79.1)    (48.2)     (46.4)
                                             --------  --------   --------
                                              4,117.8     957.5      923.2
   Underwriting . . . . . . . . . . . . . .                                    $  230.7      $ 19.6      $129.0
   Goodwill amortization  . . . . . . . . .                                       (42.6)       --          --
   Investment income  . . . . . . . . . . .     725.9     577.1      484.6        712.1       575.8       481.0
   Realized investment gain . . . . . . . .   2,289.4     181.1       92.0      2,289.4       181.1        92.0
                                             --------  --------   --------     --------      ------      ------
                                             $7,133.1  $1,715.7   $1,499.8     $3,189.6      $776.5      $702.0
                                             ========  ========   ========     ========      ======      ======

   *  Premiums written were as follows:

                                               1996      1995        1994
                                             --------  --------     ------
      Direct  . . . . . . . . . . . . . . .  $3,465.4  $  294.8     $271.2
      Reinsurance assumed . . . . . . . . .     722.7     777.9      689.9
      Reinsurance ceded . . . . . . . . . .     (82.9)    (48.5)     (45.6)
                                             --------  --------     ------
                                             $4,105.2  $1,024.2     $915.5
                                             ========  ========     ======


   NON-INSURANCE BUSINESS SEGMENTS                      REVENUES               OPERATING PROFIT BEFORE TAXES
   -------------------------------
                                                1996      1995       1994            1996      1995      1994
                                              --------  --------   --------         ------    ------    ------
   Candy  . . . . . . . . . . . . . . . . .   $  248.9  $  233.6   $  216.1         $ 50.9    $ 49.3    $ 46.6
   Encyclopedias, other reference material       119.0     157.9      191.3           10.3       7.4      24.4
   Home cleaning systems  . . . . . . . . .      253.7     235.6      207.6           62.5      52.6      43.9
   Home furnishings . . . . . . . . . . . .      586.6     428.1      245.4           41.0      28.1      16.9
   Newspaper  . . . . . . . . . . . . . . .      154.2     154.8      150.9           49.8      46.3      53.7
   Shoes  . . . . . . . . . . . . . . . . .      560.5     565.1      609.4           52.7      49.5      76.4
                                              --------  --------   --------         ------    ------    ------
                                              $1,922.9  $1,775.1   $1,620.7         $267.2    $233.2    $261.9
                                              ========  ========   ========         ======    ======    ======

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  BUSINESS SEGMENT DATA (Continued)

   OTHER THAN IDENTIFIED SEGMENTS                       REVENUES                  OPERATING PROFIT BEFORE TAXES
   ------------------------------
                                                1996      1995        1994           1996      1995     1994
                                              --------  --------     ------         ------    ------   -------
   Other businesses . . . . . . . . . . . .   $1,195.6  $1,021.7     $758.5         $108.5    $ 93.8   $  72.7
   Not identified with specific businesses:
      Interest and dividend income  . . . .       54.0      37.8       32.0           54.0      37.8      32.0
      Realized investment gain (loss) . . .      194.7      13.0       (0.7)         194.7      13.0      (0.7)
      All other except interest expense . .                                          (15.1)    (13.9)   (282.8)*
                                              --------  --------     ------         ------   -------   -------
                                              $1,444.3  $1,072.5     $789.8         $342.1    $130.7   $(178.8)
                                              ========  ========     ======         ======    ======   =======

   * Includes pre-tax charge of $268.5 million representing an other-than-temporary decline in value of investment in USAir Group, Inc. Preferred Stock.


                                                                                         DEPREC. & AMORT.
                                                   CAPITAL EXPENDITURES *               OF TANGIBLE ASSETS
                                                 1996      1995       1994           1996      1995       1994
                                                 -----     -----      -----          -----     -----      -----
   Insurance  . . . . . . . . . . . . . . .      $12.2     $ 1.2      $ 0.9          $26.3     $ 0.9      $ 0.9
   Candy  . . . . . . . . . . . . . . . . .        5.3       5.1        4.1            4.5       4.1        4.1
   Encyclopedias, other reference material         --        --         0.1            0.4       1.0        1.4
   Home cleaning systems  . . . . . . . . .        2.0       0.3        1.0            2.7       3.0        4.2
   Home furnishings . . . . . . . . . . . .       21.6       9.2       22.6           10.0       9.7        6.2
   Newspaper  . . . . . . . . . . . . . . .        1.0       1.8        5.2            2.8       4.9        2.2
   Shoes  . . . . . . . . . . . . . . . . .       12.8      13.7       17.9           13.4      12.0       10.2
   Other  . . . . . . . . . . . . . . . . .       26.9      22.9       15.3           27.6      24.7       20.4
                                                 -----     -----      -----          -----     -----      -----
                                                 $81.8     $54.2      $67.1          $87.7     $60.3      $49.6
                                                 =====     =====      =====          =====     =====      =====

   *  Excludes expenditures which were part of business acquisitions.

                                                                        IDENTIFIABLE ASSETS
                                                                            AT YEAR END
                                                               1996             1995            1994
                                                             ---------        ---------       ---------
   Insurance  . . . . . . . . . . . . . . . . . . . . . . .  $36,597.8        $25,280.0       $17,765.6
   Candy  . . . . . . . . . . . . . . . . . . . . . . . . .       74.1             74.5            69.4
   Encyclopedias, other reference material  . . . . . . . .       69.8             71.8            75.9
   Home cleaning systems  . . . . . . . . . . . . . . . . .       44.3             42.9            42.1
   Home furnishings . . . . . . . . . . . . . . . . . . . .      445.8            427.7           128.4
   Newspaper  . . . . . . . . . . . . . . . . . . . . . . .       42.0             45.0            48.4
   Shoes  . . . . . . . . . . . . . . . . . . . . . . . . .      624.4            656.7           672.7
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .    5,511.3          2,112.8         1,807.1
                                                             ---------        ---------       ---------
                                                             $43,409.5        $28,711.4       $20,609.6
                                                             =========        =========       =========

(16)  SUPPLEMENTAL CASH FLOW INFORMATION

      A summary of supplemental cash flow information is presented in the following table (in millions):

                                                                          1996             1995           1994
                                                                        --------         --------        -------
Cash paid during the year for:
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . .         $  965.9         $  294.6        $ 411.1
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . .            129.4             83.9           90.6
Non-cash investing and financing activities:
   Liabilities assumed in connection with acquisitions of businesses     4,172.1            248.0           --
   Common shares issued in connection with acquisitions of
      businesses  . . . . . . . . . . . . . . . . . . . . . . .            710.8            348.5           --
   Fair value of investments acquired as part of exchanges
      and conversions . . . . . . . . . . . . . . . . . . . . .          1,618.6             --             --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None
                                    Part III

   Except for the information set forth under the caption "Executive Officers of the Registrant" in Part I hereof, information required by this Part (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 5, 1997, which meeting will involve the election of directors.

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements

            The following consolidated financial statements, as well as the Independent Auditors' Report, are included in Part II Item 8 of this report:

                                                                                                PAGE
                                                                                                ----
              Independent Auditors' Report                                                        18

              Consolidated Balance Sheets at December 31, 1996 and 1995                           19

              Consolidated Statements of Earnings for the years ended
                1996, 1995 and 1994                                                               20

              Consolidated Statements of Cash Flows for the years ended
                1996, 1995 and 1994                                                               21

              Notes to Consolidated Financial Statements                                          22-35

(a)   2.    Financial Statement Schedule                                                        PAGE
            ----------------------------                                                        ----

              Independent Auditors' Report on Schedule                                            38
              Schedule I -- Parent Company                                                        39-41
                Condensed Balance Sheets as of December 31, 1996
                and 1995 and Condensed Statements of Earnings and
                Cash Flows for the years ended 1996, 1995, and 1994.

              Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(a)   3.    Exhibits

              See the "Exhibit Index" at page 42.

(b)         Reports on Form 8-K

              Form 8-K filed October 16, 1996 -- Item 5 - Other Events. Reports on Agreement and Plan of Merger dated as of October 14, 1996 between the Registrant and FlightSafety International, Inc.

              Form 8-K filed November 29, 1996 -- Items 5 and 7 - Other Events and Financial Statements and Exhibits.
              Reports on Registrant's issuance of $500 million face amount of 1% Senior Exchangeable Notes due December 2, 2001.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE HATHAWAY INC.


Date:  March 27, 1997              /s/  Marc D. Hamburg
                                   ---------------------------------
                                        Marc D. Hamburg
                                        Vice President and Treasurer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   Warren E. Buffett                       Chairman of the Board                  March 27, 1997
-----------------------------                 of Directors - Chief                   --------------
   Warren E. Buffett                          Executive Officer                           Date


/s/   Howard G. Buffett                       Director                               March 27, 1997
-----------------------------                                                        --------------
  Howard G. Buffett                                                                       Date


/s/   Susan T. Buffett                        Director                               March 27, 1997
-----------------------------                                                        --------------
  Susan T. Buffett                                                                        Date


/s/  Charles T. Munger                        Vice Chairman of the                   March 27, 1997
-----------------------------                 Board of Directors                     --------------
  Charles T. Munger                                                                       Date


/s/  Malcolm G. Chace, III                    Director                               March 27, 1997
-----------------------------                                                        --------------
  Malcolm G. Chace, III                                                                   Date


/s/  Walter Scott, Jr.                        Director                               March 27, 1997
-----------------------------                                                        --------------
  Walter Scott, Jr.                                                                       Date


/s/  Marc D. Hamburg                          Vice President -                       March 27, 1997
-----------------------------                 Principal Financial                    --------------
   Marc D. Hamburg                            Officer                                     Date


/s/  Daniel J. Jaksich                        Controller                             March 27, 1997
-----------------------------                                                        --------------
   Daniel J. Jaksich                                                                       Date

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE




To the Board of Directors and Shareholders
Berkshire Hathaway Inc.




     We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 7, 1997; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Berkshire Hathaway Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 7, 1997

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


                                 BALANCE SHEETS

                                                                                         December 31,
                                                                                      1996           1995*
                                                                                    ---------      ----------
Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .       $   718.9       $   250.0
    Investments in consolidated subsidiaries  . . . . . . . . . . . . . . . .        23,846.2        17,386.5
    Investments - other than consolidated subsidiaries  . . . . . . . . . . .           900.9            23.2
    Other assets (includes identifiable assets of the
        Buffalo News Division of $42.0 and $45.0 at
        December 31, 1996 and 1995 respectively)  . . . . . . . . . . . . . .            64.3            51.4
                                                                                    ---------       ---------
                                                                                    $25,530.3       $17,711.1
                                                                                    =========       =========
Liabilities and Shareholders' Equity:
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . .       $   798.5       $    32.1
    Borrowings under investment agreements and other debt   . . . . . . . . .         1,324.9           883.9
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (19.4)           56.4
                                                                                    ---------       ---------
                                                                                      2,104.0           972.4
    Shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .        23,426.3        16,738.7
                                                                                    ---------       ---------
                                                                                    $25,530.3       $17,711.1
                                                                                    =========       =========

                             STATEMENTS OF EARNINGS

                                                                                 Year ending December 31,
Income items:                                                               1996          1995*        1994*
                                                                          --------        ------       ------
    From consolidated subsidiaries:
        Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    7.1        $  6.8       $  4.5
        Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .      304.4         341.1        219.8
        Undistributed earnings  . . . . . . . . . . . . . . . . . . . .    2,080.7         441.7        328.6
                                                                          --------        ------       ------
                                                                           2,392.2         789.6        552.9
    Interest and dividends - other investments  . . . . . . . . . . . .       34.6          21.1         16.8
    Realized investment gain (loss)   . . . . . . . . . . . . . . . . .      137.4           5.8         (0.8)
    Revenues of Buffalo News Division   . . . . . . . . . . . . . . . .      154.3         154.8        150.9
                                                                          --------        ------       ------
                                                                           2,718.5         971.3        719.8
                                                                          --------        ------       ------
Cost and expense items:
    Costs and expenses of Buffalo News Division   . . . . . . . . . . .      104.5         108.5         97.2
    General and administrative  . . . . . . . . . . . . . . . . . . . .        6.8           7.5          6.6
    Interest and finance charges  . . . . . . . . . . . . . . . . . . .       57.5          48.9         54.9
    Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .       61.1          11.5          8.1
                                                                          --------        ------       ------
                                                                             229.9         176.4        166.8
                                                                          --------        ------       ------
        Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .   $2,488.6        $794.9       $553.0
                                                                          ========        ======       ======

*   Restated - See Note to Condensed Consolidated Financial Information



         See Note to Condensed Financial Information on following page.

                            BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                        Condensed Financial Information
                             (Dollars in millions)

                             Schedule I (continued)

                            STATEMENTS OF CASH FLOWS

                                                                              Year ending December 31,
                                                                      1996            1995*           1994*
                                                                    ---------       ---------       ---------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,488.6       $   794.9       $   553.0
   Adjustments to reconcile net income to
    cash flows from operating activities:
      Undistributed current earnings of subsidiaries  . . . . .      (2,080.7)         (441.7)         (328.6)
      Realized investment (gain) loss   . . . . . . . . . . . .        (137.4)           (5.8)            0.8
      Increase (decrease) in income taxes payable   . . . . . .        (122.4)           21.5          (217.0)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . .         (27.5)            2.0           (60.3)
                                                                    ---------       ---------       ---------
   Net cash flows from operating activities   . . . . . . . . .         120.6           370.9           (52.1)
                                                                    ---------       ---------       ---------

Cash flows from investing activities:
   Investments in and advances to consolidated
      subsidiaries  . . . . . . . . . . . . . . . . . . . . . .          24.2          (546.8)          207.4
   Purchases of investments   . . . . . . . . . . . . . . . . .        (717.6)          (81.8)         (302.9)
   Proceeds on sales and maturities of investments  . . . . . .          36.4           279.8            56.8
                                                                    ---------       ---------       ---------
   Net cash flows from investing activities   . . . . . . . . .        (657.0)         (348.8)          (38.7)
                                                                    ---------       ---------       ---------

Cash flows from financing activities:
   Proceeds from borrowings   . . . . . . . . . . . . . . . . .       1,525.7         1,196.5         1,221.1
   Repayment of borrowings  . . . . . . . . . . . . . . . . . .      (1,085.4)       (1,076.7)       (1,382.1)
   Net proceeds from issuance of Class B Common Stock   . . . .         565.0           --              --
                                                                    ---------       ---------       ---------
   Net cash flows from financing activities   . . . . . . . . .       1,005.3           119.8          (161.0)
                                                                    ---------       ---------       ---------

Increase (decrease) in cash and cash equivalents  . . . . . . .         468.9           141.9          (251.8)
Cash and cash equivalents at beginning of year  . . . . . . . .         250.0           108.1           359.9
                                                                    ---------       ---------       ---------
Cash and cash equivalents at end of year  . . . . . . . . . . .     $   718.9       $   250.0       $   108.1
                                                                    =========       =========       =========
Other cash flow information:
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . .         887.3           273.3           386.8
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . .          55.2            47.6            55.0

*  Restated - See Note to Condensed Financial Information

                    NOTE TO CONDENSED FINANCIAL INFORMATION

     The accompanying prior year Condensed Financial Information has been restated from the amounts previously reported in the Company's Condensed Financial Information included in its Form 10-K for the year ended December 31, 1995.

     As more fully discussed in Note 2, to the Consolidated Financial Statements included in Item 8, on January 2, 1996, GEICO Corporation ("GEICO") became an indirect wholly-owned subsidiary of Berkshire. Prior to January 2, 1996, certain Berkshire subsidiaries owned approximately 51% of the outstanding common stock of GEICO. Previously the investment in GEICO common stock had been classified as an available-for-sale security and was carried at fair value.

     Generally accepted accounting principles require that prior year financial statements be restated when control of a business is obtained on a "step-by-step" basis. Accordingly, the accompanying Condensed Financial Information for 1995 and 1994 has been restated to account for the previous investment in GEICO common stock under the equity method. The proportionate share of GEICO's net income reduced by amortization of related goodwill is included in the Condensed Statements of Earnings as a component of

                            BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                        Condensed Financial Information
                             (Dollars in millions)

                             Schedule I (continued)

              NOTE TO CONDENSED FINANCIAL INFORMATION (Continued)

undistributed earnings from consolidated subsidiaries. The principal effect of the restatement was to decrease shareholders' equity as of December 31, 1995, by $478.4 million from the amount reported in Berkshire's Condensed Financial Information included in its Form 10-K for the year ended December 31, 1995.

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

     Principal payments of the Registrant's borrowings under investment agreements and other debt outstanding at December 31, 1996, are expected to be required no earlier than as follows (in millions): 1997 -$103.1; 1998 - $18.9; 1999 - $15.4; 2000 - $15.1; 2001 - $470.1; and after 2001 - $702.3.

                                 EXHIBIT INDEX


Exhibit No.
-----------
    2.1            Agreement and Plan of Merger dated as of August 25, 1995, between the Registrant and GEICO Corporation.
                        Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated August 25, 1995.

    2.2            Agreement and Plan of Merger dated as of October 14, 1996 between the Registrant and
                   FlightSafety International, Inc.
                        Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K filed on October 16, 1996.

    3              Restated Certificate of Incorporation

    3.1            By-Laws
                        Incorporated by reference to Exhibit 3.1 to the Registrant's 1993 Annual Report on Form 10-K.

    4.1            Form of Indenture dated as of December 1, 1987 between Berkshire Hathaway Inc. and
                   State Street Bank and Trust Company (as successor trustee to The First National Bank of
                   Boston), trustee with respect to 9 3/4% Debentures due January 15, 2018
                        Incorporated by reference to Exhibit 4 to Registration Statement No. 33-19000 filed on Form S-3.

    4.2            Form of Indenture dated as of December 1, 1987 between berkshire Hathaway Inc. and
                   State Street Bank and Trust Company (as successor trustee to The First National Bank of
                   Boston), trustee with respect to 1% Senior Exchangeable Notes due December 2, 2001.
                        Incorporated by reference to Exhibit 4 to Registration Statement No. 33-30570 filed on Form S-3.

                   OTHER INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM DEBT OF REGISTRANT AND ITS
                   SUBSIDIARIES ARE NOT BEING FILED SINCE THE TOTAL AMOUNT OF SECURITIES AUTHORIZED BY ALL OTHER
                   SUCH INSTRUMENTS DOES NOT EXCEED 10% OF THE TOTAL ASSETS OF THE REGISTRANT AND ITS
                   SUBSIDIARIES ON A CONSOLIDATED BASIS AS OF DECEMBER 31, 1996.  THE REGISTRANT HEREBY
                   AGREES TO FURNISH TO THE COMMISSION UPON REQUEST A COPY OF ANY SUCH DEBT INSTRUMENT TO
                   WHICH IT IS A PARTY.

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

    12             Statement of computation of ratio of earnings to fixed charges

    21             Subsidiaries of the Registrant

    23             Independent Auditors' Consent

    27             Financial Data Schedule
                   (Submitted as an Exhibit pursuant to the requirements of Item 601(b)(27) of Reg. S-K and not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of
                   the Securities Exchange Act of 1934.)