Form 10-Q
period 1997-03-31
BERKSHIRE HATHAWAY INC /DE/
filed 1997-05-14
CIK 109694

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-10125


                             BERKSHIRE HATHAWAY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                             04 2254452
------------------------------------------       ----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification number)


                    1440 Kiewit Plaza, Omaha, Nebraska 68131
               --------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (402) 346-1400
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

   X
  ---      ---
  YES      NO

         Number of shares of common stock outstanding as of May 1, 1997:

                              Class A -- 1,204,142
                              Class B --   843,095

                                    FORM 10-Q


                       BERKSHIRE HATHAWAY INC. Q/E 3/31/97


PART I - FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                  --------
         ITEM 1.     FINANCIAL STATEMENTS

                     Consolidated Balance Sheets--                                  2
                     March 31, 1997 and December 31, 1996

                     Consolidated Statements of Earnings --                         3
                     First Quarter 1997 and 1996

                     Condensed Consolidated Statements of Cash Flows--              4
                     First Quarter 1997 and 1996

                     Notes to Interim Consolidated Financial Statements           5-8

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           9-11
                     CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                        12

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/97
                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)

                                                                          March 31,      December 31,
                                                                            1997             1996
                                                                        -----------      -----------
                  ASSETS
Cash and cash equivalents .........................................     $   1,113.4      $   1,339.8
Investments:
  Securities with fixed maturities ................................         6,302.7          6,446.9
  Equity securities ...............................................        28,440.7         27,750.6
Receivables .......................................................         1,857.2          1,523.2
Inventories .......................................................           639.0            619.6
Assets of finance businesses ......................................         1,030.0            968.8
Property, plant and equipment .....................................         1,040.7          1,034.2
Goodwill of acquired businesses ...................................         3,093.4          3,110.3
Other assets ......................................................           620.3            616.0
                                                                        -----------      -----------
                                                                        $  44,137.4      $  43,409.4
                                                                        ===========      ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ...............................     $   6,367.9      $   6,274.4
Unearned premiums .................................................         1,576.5          1,183.5
Accounts payable, accruals and other liabilities ..................         1,713.6          2,556.8
Income taxes, principally deferred ................................         7,193.6          6,837.6
Borrowings under investment agreements and other debt .............         1,847.7          1,944.4
Liabilities of finance businesses .................................           909.1            851.3
                                                                        -----------      -----------
                                                                           19,608.4         19,648.0
                                                                        -----------      -----------
Minority shareholders' interests ..................................           339.3            335.1
                                                                        -----------      -----------
Shareholders' equity:
  Common Stock: *
    Class A Common Stock, $5 par value, 1,374,758 and 1,376,188
      shares issued; 1,204,690 and 1,206,120 shares outstanding                 6.9              6.9
    Class B Common Stock, $0.1667 par value, 826,655 and 783,755
      shares issued and outstanding ...............................             0.1              0.1
  Capital in excess of par value ..................................         2,274.1          2,274.1
  Unrealized appreciation of investments ..........................        12,622.9         12,143.9
  Retained earnings ...............................................         9,317.1          9,032.7
                                                                        -----------      -----------
                                                                           24,221.1         23,457.7
  Less: Cost of 170,068 Class A common shares in treasury .........            31.4             31.4
                                                                        -----------      -----------
          Total shareholders' equity ..............................        24,189.7         23,426.3
                                                                        -----------      -----------
                                                                        $  44,137.4      $  43,409.4
                                                                        ===========      ===========


* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,232,245 shares outstanding at March 31, 1997 and December 31, 1996. Net book value per equivalent Class A Common share is $19,631 at March 31, 1997 and $19,011 at December 31, 1996.


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 3/31/97

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)



                                                                        First Quarter
                                                           ---------------------------------
                                                                1997                1996
                                                           -------------       -------------

REVENUES:
  Insurance premiums earned ......................        $        983.0      $        921.9
  Sales and service revenues .....................                 817.5               700.1
  Interest and dividend income ...................                 234.8               172.2
  Income from finance businesses .................                   6.8                 5.8
  Realized investment gain .......................                  32.7             2,339.7
                                                          --------------      --------------
                                                                 2,074.8             4,139.7
                                                          --------------      --------------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses ..                 752.6               737.9
  Insurance underwriting expenses ................                 159.8               161.5
  Cost of products and services sold .............                 449.7               431.5
  Selling, general and administrative expenses ...                 266.1               210.9
  Goodwill amortization ..........................                  20.7                15.1
  Interest expense ...............................                  28.1                26.3
                                                          --------------      --------------
                                                                 1,677.0             1,583.2
                                                          --------------      --------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                 397.8             2,556.5
  Income taxes ...................................                 109.6               878.1
  Minority interest ..............................                   3.8                 9.7
                                                          --------------      --------------
NET EARNINGS .....................................        $        284.4      $      1,668.7
                                                          ==============      ==============


  Average shares outstanding * ...................             1,232,245           1,193,512

NET EARNINGS PER SHARE * .........................        $          231        $      1,398
                                                          ==============      ==============


* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Average shares outstanding include average Class A Common shares and average Class B Common shares, if any, determined on an equivalent Class A Common Stock basis. Net earnings per share shown above represents net earnings per equivalent Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount.




           See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 3/31/97

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)


                                                                                    First Quarter
                                                                             ---------------------------
                                                                                1997             1996
                                                                             ----------       ----------
 Net cash flows from operating activities ...........................        $    490.1       $    347.7
                                                                             ----------       ----------
       Cash flows from investing activities:
         Purchases of investments ...................................            (645.0)        (1,077.0)
         Proceeds on sales and maturities of investments ............             910.7          1,512.2
         Loans and investments originated in finance businesses .....            (121.3)          (211.5)
         Principal collections on loans and investments originated
           in finance businesses ....................................              70.1             98.1
         Acquisitions of businesses .................................            (775.2)        (1,946.2)
         Other ......................................................             (35.3)            (8.2)
                                                                             ----------       ----------
 Net cash flows from investing activities ...........................            (596.0)        (1,632.6)
                                                                             ----------       ----------
       Cash flows from financing activities:
         Proceeds from borrowings of finance businesses .............              30.6             88.1
         Proceeds from other borrowings .............................             256.7            310.5
         Repayments of borrowings of finance businesses .............             (46.3)           (54.2)
         Repayments of other borrowings .............................            (355.2)          (344.7)
         Other ......................................................              (0.3)            (0.2)
                                                                             ----------       ----------
 Net cash flows from financing activities ...........................            (114.5)            (0.5)
                                                                             ----------       ----------
 Decrease in cash and cash equivalents ..............................            (220.4)        (1,285.4)
 Cash and cash equivalents at beginning of year* ....................           1,350.3          2,744.5
                                                                             ----------       ----------
 Cash and cash equivalents at end of first quarter* .................        $  1,129.9       $  1,459.1
                                                                             ==========       ==========

 Supplemental cash flow information:
     Cash paid during the period for:
         Income taxes ...............................................        $     17.7       $     54.7
         Interest ...................................................              33.9             37.9
 Non-cash investing activity:
       Liabilities assumed in connection with acquisition of business            --              3,901.5

* Cash and cash equivalents are comprised of the following:
   Beginning of year --
       Finance businesses ...........................................        $     10.5       $     40.7
       Other ........................................................           1,339.8          2,703.8
                                                                             ----------       ----------
         ............................................................        $  1,350.3       $  2,744.5
                                                                             ==========       ==========
   End of first quarter --
       Finance businesses ...........................................        $     16.5       $     20.5
       Other ........................................................           1,113.4          1,438.6
                                                                             ----------       ----------
                                                                             $  1,129.9       $  1,459.1
                                                                             ==========       ==========



       See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 3/31/97

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

    Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles.

    For a number of reasons, Berkshire's results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year.

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

NOTE 2.  BUSINESS ACQUISITIONS

    On December 23, 1996, FlightSafety International, Inc. ("FlightSafety") became a wholly-owned subsidiary as a result of the merger of FlightSafety with and into a subsidiary of Berkshire. FlightSafety provides high technology training to operators of aircraft and ships throughout the world.

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

    The results of operations for FlightSafety are included in Berkshire's consolidated results of operations beginning on the effective date of the merger -- December 23, 1996. The following table sets forth certain consolidated statement of earnings data for the first quarter of 1996, as if the FlightSafety merger had been consummated on the same terms at the beginning of 1996. Dollar amounts are in millions, except per share amounts.

                                                                 1996
                                                               --------
         Insurance premiums earned.............................$  921.9
         Sales and service revenues.............................  789.3
         Total revenues.........................................4,219.4
         Net income.............................................1,676.7
         Earnings per equivalent Class A common share...........  1,380

    On January 2, 1996, GEICO Corporation ("GEICO") became a wholly-owned subsidiary as a result of the merger of an indirect wholly-owned subsidiary of Berkshire with and into GEICO. GEICO, through its subsidiaries, is a multiple line property and casualty insurer, the principal business of which is underwriting private passenger automobile insurance.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/97

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  BUSINESS ACQUISITIONS (CONTINUED)

    The merger was consummated pursuant to an Agreement and Plan of Merger (the "GEICO Agreement") dated August 25, 1995. Pursuant to the GEICO Agreement, each issued and outstanding common share of GEICO, except shares held by Berkshire subsidiaries and GEICO, was converted into the right to receive $70 per share, or an aggregate amount of $2.3 billion. The amount of the merger consideration was based upon 33,284,733 outstanding shares held by the public on the merger date. Since January 2, 1996, the accounts of GEICO have been included in Berkshire's consolidated financial statements.

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

    Each of the mergers described above was accounted for by the purchase method. The excess of the purchase cost over the fair value of net assets acquired is recorded as goodwill of acquired businesses and is being amortized over forty years.

NOTE 3.  RECAPITALIZATION AND COMMON STOCK

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

    The following table summarizes Berkshire's common stock activity during the first quarter of 1997.

                                                                   Shares of                             Shares of
                                                             Class A Common Stock                  Class B Common Stock
                                                 ---------------------------------------------    ----------------------
                                                   Issued      Held in Treasury    Outstanding    Issued and Outstanding
                                                 ---------   --------------------  -----------    ----------------------
Balance at December 31, 1996.................... 1,376,188        (170,068)        1,206,120             783,755
Conversions of Class A Common Stock
    to Class B Common Stock.....................   (1,430)           --               (1,430)             42,900
                                                 --------         --------         ---------             -------
Balance at March 31, 1997....................... 1,374,758        (170,068)        1,204,690             826,655
                                                 =========        ========         =========             =======


NOTE 4.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES
    Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance businesses -- See Note 7) are shown in the tabulation below (in millions).

                                                                March 31,         December 31,
                                                                  1997               1996
                                                                ----------        ------------
    Amortized cost.......................................        $6,040.1          $6,142.3
    Gross unrealized gains...............................           292.9             318.4
    Gross unrealized losses..............................           (30.3)            (13.8)
                                                                ---------         ---------
    Estimated fair value.................................        $6,302.7          $6,446.9
                                                                 ========          ========

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/97

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  INVESTMENTS IN EQUITY SECURITIES
    Data with respect to investments in equity securities are shown in the tabulation below (in millions). Individual investments whose fair values exceed ten percent of consolidated shareholders' equity at March 31, 1997 and December 31, 1996 are listed separately.

                                                                     March 31,       December 31,
                                                                       1997             1996
                                                                   -----------       ------------
    Total cost...............................................       $ 9,060.3         $ 9,152.0
    Gross unrealized gains...................................        19,409.7          18,621.0
    Gross unrealized losses..................................           (29.3)            (22.4)
                                                                   ----------        ----------
    Total fair value.........................................       $28,440.7         $27,750.6
                                                                    =========         =========
    Fair value:
      American Express Company...............................       $ 2,961.2         $ 2,794.3
      The Coca-Cola Company..................................        11,150.0          10,525.0
      The Gillette Company...................................         3,486.0           3,732.0
      All others.............................................        10,843.5          10,699.3
                                                                    ---------         ---------
      Total..................................................       $28,440.7         $27,750.6
                                                                    =========         =========


NOTE 6.  DEFERRED INCOME TAX LIABILITY
    The tax effects of significant items comprising the Company's net deferred tax liability as of March 31, 1997 and December 31, 1996 are as follows (in millions):

                                                                     March 31,       December 31,
                                                                       1997             1996
                                                                   -----------       ------------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments.......      $6,880.0          $6,620.6
    Other....................................................         843.2             860.9
                                                                   --------         ---------
                                                                    7,723.2           7,481.5
Deferred tax assets..........................................        (654.7)           (602.8)
                                                                   --------          --------
    Net deferred tax liability...............................      $7,068.5          $6,878.7
                                                                   ========          ========

NOTE 7.  FINANCE BUSINESSES
    Assets and liabilities of Berkshire's finance businesses are summarized below (in millions).

                                                                     March 31,       December 31,
                                                                       1997             1996
                                                                   -----------       ------------
    Assets
    Cash and cash equivalents................................      $    16.5          $   10.5
    Installment loans and other receivables..................          223.7             215.9
    Fixed maturity investments...............................          789.8             742.4
                                                                   ---------          --------
                                                                   $ 1,030.0          $  968.8
                                                                   =========          ========
    Liabilities
    Borrowings under investment agreements and other debt....      $   365.6            $381.3
    Annuity reserves and policyholder liabilities............          500.0             434.8
    Other....................................................           43.5              35.2
                                                                   ---------          --------
                                                                   $   909.1          $  851.3
                                                                   =========          ========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/97

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  FINANCE BUSINESSES (CONTINUED)

    The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).

                                                                                  March 31,        December 31,
                                                                                    1997              1996
                                                                                  --------         -----------
         ASSETS
         Cash and cash equivalents.........................................       $   12.7           $   6.4
         Installment loans and other receivables *.........................          214.0             233.0
         Mortgage-backed securities, at cost ..............................          135.4             145.5
                                                                                    ------            ------
                                                                                    $362.1            $384.9
                                                                                    ======            ======
         LIABILITIES
         Borrowings under investment agreements and other debt.............         $298.4            $320.8
         Other.............................................................           27.6              29.7
                                                                                   -------           -------
                                                                                    $326.0            $350.5
                                                                                    ======            ======

* Includes receivables from affiliated companies of $73.2 million and $85.1 million at March 31, 1997 and December 31, 1996, respectively.

         Net income from Scott Fetzer Financial Group businesses for the first quarter 1997 and 1996 is summarized below (in millions).

                                                                              First Quarter
                                                                          ----------------------
                                                                          1997             1996
                                                                          -----            -----
         Revenues...............................................          $12.5            $15.9
         Costs and expenses.....................................           10.2             13.1
                                                                          -----            -----
         Income before income taxes.............................            2.3              2.8
         Income taxes...........................................            0.8              0.9
                                                                          -----            -----
         Net income.............................................          $ 1.5            $ 1.9
                                                                          =====            =====

NOTE 8.  UNREALIZED APPRECIATION OF INVESTMENTS
    Changes in "Unrealized appreciation of investments", the balance of which is carried in shareholders' equity, were as follows during the first quarter of 1997 and 1996 (in millions):

                                                                             First Quarter
                                                                     ---------------------------
                                                                        1997              1996
                                                                     ---------         ---------
    Increase (decrease) in unrealized appreciation..............     $   739.7         $ (415.2)
    (Increase) decrease in deemed applicable income taxes.......        (259.5)           128.7
    Increase in minority shareholders' interest.................          (1.2)            (2.9)
                                                                     ---------         --------
       Net increase (decrease)..................................         479.0           (289.4)
     Balance at beginning of year...............................      12,143.9          9,220.7
                                                                     ---------         --------
     Balance at end of first quarter............................     $12,622.9         $8,931.3
                                                                     =========         ========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/97

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the first quarter of the current and prior year are summarized in the following table. Amounts are in millions and each figure is income tax effected.

                                                                          First Quarter
                                                                 -----------------------------
                                                                     1997             1996
                                                                 -----------        ----------
Insurance, except realized investment gain...................        $211.2          $  128.6
Manufacturing, merchandising and services....................          61.6              39.9
Unallocated income/expense, net..............................           6.1               7.1
Interest expense *...........................................         (15.8)            (15.4)
                                                                    -------          --------
    Earnings before realized investment gain.................         263.1             160.2
Realized investment gain.....................................          21.3           1,508.5
                                                                    -------          --------
    Net earnings.............................................        $284.4          $1,668.7
                                                                    =======          ========

* For purposes of the above table, interest expense of finance businesses is netted against the directly related service activity revenues.

    INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain, are aggregated in the following table. Dollar amounts are in millions.

                                                                           First Quarter
                                                                       ---------------------
                                                                       1997             1996
                                                                      -------          ------
Premiums earned from:
    Direct insurance.........................................         $884.5           $805.8
    Reinsurance assumed......................................           98.5            116.1
                                                                      ------           ------
                                                                      $983.0           $921.9
                                                                      ======           ======
Underwriting gain (loss) attributable to:
    Direct insurance.........................................         $ 77.4          $  40.1
    Reinsurance assumed......................................           (6.8)           (17.8)
                                                                     -------           ------
      Total underwriting gain................................           70.6             22.3
Net investment income........................................          216.9            153.0
Goodwill amortization *......................................          (10.5)           (10.8)
                                                                     -------           ------
      Earnings before income taxes...........................          277.0            164.5
Income tax expense...........................................           63.6             33.9
Minority interest............................................            2.2              2.0
                                                                      ------           ------
      Net earnings from Insurance,
         except realized investment gain.....................         $211.2           $128.6
                                                                      ======           ======

*   Principally related to the GEICO merger.

    In direct insurance activities, Insurance Group members assume risks of loss from parties who are directly subject to the risks. In reinsurance activities, the members assume defined portions of similar or dissimilar risks to which other insurers or reinsurers have subjected themselves in their own insuring activities.
    In January 1996, GEICO became a wholly-owned subsidiary of Berkshire. (See Notes to Interim Consolidated Financial Statements for additional information regarding this acquisition.) GEICO, through its subsidiaries, provides primarily private passenger automobile coverages to insureds in 48 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods, in which customers apply for coverage directly to the company over the telephone or through the mail. This is a significant element in GEICO's strategy to be a low cost provider of such coverages. Since 1995, GEICO has substantially reduced the amounts of homeowners and boat insurance offered and plans to fully exit those lines of business by 1999.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/97

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

INSURANCE GROUP (Continued)

    Insurance premiums earned during the first quarter by GEICO were $814.5 million in 1997 and $740.2 million in 1996. Earned premium growth for voluntary auto business was 16.6%, reflecting a 12.7% increase in policies-in-force during the past year and very modest rate increases. In-force policy growth over the last twelve months was 9.2% in GEICO's preferred-risk auto business and 40.1% in the standard and non-standard auto lines as efforts have been expanded to offer rate quotes to potential customers who do not meet GEICO preferred-risk underwriting guidelines. Voluntary auto new business sales increased 70.8% over 1996's first quarter. The growth in voluntary auto business was partially offset by declines in premiums generated from non-auto and residual auto insurance coverages. Increased premiums earned are expected for the remainder of 1997 from GEICO's private passenger automobile insurance businesses.

    The net underwriting gains produced by GEICO for the first quarter of 1997 and 1996 were $70.0 million and $29.9 million, respectively. GEICO's first quarter underwriting results included charges for catastrophe losses of approximately $1 million in 1997 and $26 million in 1996. Most of the first quarter 1996 catastrophe losses derived from homeowner losses associated with the January 1996 east coast blizzard. First quarter underwriting results in 1997 also benefitted from relatively mild winter weather conditions that resulted in a reduced frequency of automobile physical damage claims.

    Other direct insurance premiums earned totaled $70.0 million for the first quarter of 1997 and $65.6 million for the first quarter of 1996. Increased premiums earned by the "Homestate" and credit card credit insurance businesses were partially offset by declines in the traditional commercial motor vehicle, general liability and specialty risk operations. Collectively, these other direct insurance businesses produced first quarter net underwriting gains of $7.4 million in 1997 and $10.2 million in 1996.

    Reinsurance premiums earned for the first quarter of 1997 were $98.5 million compared to $116.1 million for the first quarter of 1996. A decline in the comparative first quarter premiums earned from catastrophe excess-of-loss policies more than offset a comparative increase in premiums earned from other reinsurance contracts.

    First quarter underwriting gains of $15.5 million from catastrophe reinsurance coverages in 1997 were basically unchanged from 1996 as lower amounts of catastrophe losses and underwriting expenses offset the decline in premiums earned. Underwriting losses from non-catastrophe reinsurance policies for the first quarter of 1997 were approximately $10 million less than the first quarter of 1996.

    Considerable exposure to catastrophe losses existed as of March 31, 1997 with respect to Berkshire's reinsurance business. In addition, a catastrophe reinsurance policy with the California Earthquake Authority ("CEA") became effective on April 1, 1997. The CEA policy provides aggregate protection of about $1 billion and will be called upon if the CEA incurs aggregate losses from earthquakes in excess of about $5 billion during the four year period ending March 31, 2001. Thus, the potential remains for extreme volatility in the periodic underwriting results of Berkshire's reinsurance business.

    The Insurance Group's net investment income during the first quarter of 1997 included approximately $54.2 million of dividends earned from its investment in US Airways cumulative convertible preferred stock ("US Airways Preferred Shares"). No dividends were earned from US Airways Preferred Shares during the first quarter of 1996. The 1997 amount included receipt of approximately $46 million of dividends in arrears and the regular quarterly dividend ($8 million) payable on March 31, 1997. As of March 31, no additional dividend amounts were in arrears with respect to the US Airways Preferred Shares.

    The Insurance Group continues to generate significant levels of investment income, reflecting large levels of invested assets. Invested assets derive from shareholder capital and reinvested earnings as well as substantial amounts of policyholder funds ("float") generated through insurance and reinsurance underwriting activities. Float, the amount of policyholder funds invested, approximated $7 billion at March 31, 1997.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/97

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    MANUFACTURING, MERCHANDISING AND SERVICES

    Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in millions.

                                                                              First Quarter
                                                                 --------------------------------------
                                                                          1997                1996
                                                                 ------------------   -----------------
                                                                   Amount       %       Amount      %
                                                                 ---------    -----   ---------   -----
Revenues.....................................................       $832.5    100.0      $706.9   100.0
Costs and expenses...........................................        728.7     87.6       638.9    90.4
                                                                    ------    -----      ------   -----
Earnings before income taxes.................................        103.8     12.4        68.0     9.6
Applicable income taxes......................................         41.1      4.9        27.3     3.9
Applicable minority interest.................................          1.1      0.1         0.8     0.1
                                                                     -----     ----     -------  ------
Net earnings.................................................        $61.6      7.4      $ 39.9     5.6
                                                                     =====     ====      ======   =====

    Revenues from these several and diverse business activities during 1997's first quarter were greater by $125.6 million (17.8%) than revenues recorded during the corresponding 1996 period. The increase is primarily due to the acquisition at the end of 1996 of FlightSafety International, Inc. ("FlightSafety"). FlightSafety provides high technology training to operators of aircraft and ships throughout the world. (See Notes to Interim Consolidated Financial Statements for additional information regarding this acquisition). Also influencing the increase is the fact that See's candy sales benefitted from Easter falling in the first quarter during 1997 whereas in 1996, the holiday fell in the second quarter.

    Net earnings from this group of businesses were greater by $21.7 million (54.4%) than net earnings reported in the corresponding prior year period. The inclusion of FlightSafety's results during 1997 and the impact on revenues at See's due to the timing of the Easter holiday are primarily responsible for the improved results.

    REALIZED INVESTMENT GAIN/LOSS

    Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. The amount -- recorded when securities are sold, other than temporarily impaired or in certain situations, as required by GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, with a meaningful effect upon Berkshire's consolidated net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized price appreciation now existing in Berkshire's consolidated investment portfolio.

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

    While the realized gain had a material impact on Berkshire's 1996 reported earnings, it had a very minor impact on Berkshire's shareholders' equity. Berkshire records its investments at market value and the appreciation in the Capital Cities stock had been previously reflected as a component of shareholders' equity in periods prior to 1996's first quarter.

FINANCIAL CONDITION
    Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at March 31, 1997, was $24.2 billion or $19,631 per equivalent share of Class A Common Stock. Over the past twelve months, net book value per share has grown by 29.3%.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/97


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

                                               BERKSHIRE HATHAWAY INC.
                                               -----------------------
                                                   (Registrant)


Date May 14, 1997                              /s/ Marc D. Hamburg
                                               ------------------------------
                                                      (Signature)
                                               Marc D. Hamburg, Vice President
                                               and Principal Financial Officer