Form 10-Q
period 1997-06-30
BERKSHIRE HATHAWAY INC /DE/
filed 1997-08-14
CIK 109694

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended     June 30, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 1-10125


                             BERKSHIRE HATHAWAY INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                  04 2254452
-----------------------------------           ---------------------------------------
    (State or other jurisdiction of           (I.R.S. Employer Identification number)
     incorporation or organization)


                    1440 Kiewit Plaza, Omaha, Nebraska 68131
                    ----------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

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

   X
  ---      ---
  YES      NO

         Number of shares of common stock outstanding as of August 1, 1997:

                  Class A --     1,199,938
                  Class B --     1,025,446

                                    FORM 10-Q


                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/97


                                                                                 PAGE NO.
                                                                                 --------
PART I - FINANCIAL INFORMATION

         ITEM 1.     FINANCIAL STATEMENTS

                     Consolidated Balance Sheets--                                   2
                     June 30, 1997 and December 31, 1996

                     Consolidated Statements of Earnings --                          3
                     Second Quarter and First Half, 1997 and 1996

                     Condensed Consolidated Statements of Cash Flows --              4
                     First Half, 1997 and 1996

                     Notes to Interim Consolidated Financial Statements            5-8

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            9-12
                     CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                      12-13

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/97

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)

                                                                    June 30,    December 31,
                                                                      1997         1996
                                                                   ----------   ------------
                  ASSETS
Cash and cash equivalents ......................................    $ 1,050.9    $ 1,339.8
Investments:
  Securities with fixed maturities .............................      7,343.0      6,446.9
  Equity securities ............................................     33,771.2     27,750.6
Receivables ....................................................      1,716.2      1,523.2
Inventories ....................................................        638.1        619.6
Assets of finance businesses ...................................      1,075.6        968.8
Property, plant and equipment ..................................      1,066.3      1,034.2
Goodwill of acquired businesses ................................      3,072.4      3,110.3
Other assets ...................................................        820.1        616.0
                                                                    ---------    ---------
                                                                    $50,553.8    $43,409.4
                                                                    =========    =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ............................    $ 6,840.7    $ 6,274.4
Unearned premiums ..............................................      1,539.2      1,183.5
Accounts payable, accruals and other liabilities ...............      1,880.7      2,556.8
Income taxes, principally deferred .............................      9,063.3      6,837.6
Borrowings under investment agreements and other debt ..........      1,883.5      1,944.4
Liabilities of finance businesses ..............................        937.0        851.3
                                                                    ---------    ---------
                                                                     22,144.4     19,648.0
                                                                    ---------    ---------
Minority shareholders' interests ...............................        397.8        335.1
                                                                    ---------    ---------
Shareholders' equity:
  Common Stock: *
    Class A Common Stock, $5 par value, 1,369,474 and 1,376,188
      shares issued; 1,199,406 and 1,206,120 shares outstanding           6.8          6.9
    Class B Common Stock, $0.1667 par value, 985,253 and 783,755
      shares issued and outstanding ............................          0.2          0.1
  Capital in excess of par value ...............................      2,274.2      2,274.1
  Unrealized appreciation of investments .......................     16,166.9     12,143.9
  Retained earnings ............................................      9,594.9      9,032.7
                                                                    ---------    ---------
                                                                     28,043.0     23,457.7
  Less: Cost of 170,068 Class A common shares in treasury ......         31.4         31.4
                                                                    ---------    ---------
          Total shareholders' equity ...........................     28,011.6     23,426.3
                                                                    ---------    ---------
                                                                    $50,553.8    $43,409.4
                                                                    =========    =========

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,232,248 shares outstanding at June 30, 1997 and 1,232,245 at December 31, 1996. Net book value per equivalent Class A Common share is $22,732 at June 30, 1997.

See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/97

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)




                                                               Second Quarter                   First Half
                                                      ----------------------------     ----------------------------
                                                           1997            1996            1997            1996
                                                      ------------     -----------     ------------    ------------
REVENUES:
  Insurance premiums earned ......................    $    1,260.1    $    1,011.7     $    2,243.1    $    1,933.6
  Sales and service revenues .....................           820.5           715.1          1,638.0         1,415.2
  Interest and dividend income ...................           213.9           190.0            448.7           362.2
  Income from finance businesses .................             8.2             5.2             15.0            11.0
  Realized investment gain (loss) ................            35.5            (7.2)            68.2         2,332.5
                                                      ------------    ------------     ------------    ------------
                                                           2,338.2         1,914.8          4,413.0         6,054.5
                                                      ------------    ------------     ------------    ------------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses ..           964.5           784.1          1,717.1         1,522.0
  Insurance underwriting expenses ................           202.4           172.2            362.2           333.7
  Cost of products and services sold .............           458.8           449.0            908.5           880.5
  Selling, general and administrative expenses ...           266.9           203.7            533.0           414.6
  Goodwill amortization ..........................            20.7            15.5             41.4            30.6
  Interest expense ...............................            27.3            26.9             55.4            53.2
                                                      ------------    ------------     ------------    ------------
                                                           1,940.6         1,651.4          3,617.6         3,234.6
                                                      ------------    ------------     ------------    ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST           397.6           263.4            795.4         2,819.9
  Income taxes ...................................           116.1            69.1            225.7           947.2
  Minority interest ..............................             3.7             3.1              7.5            12.8
                                                      ------------    ------------     ------------    ------------
NET EARNINGS .....................................    $      277.8    $      191.2     $      562.2    $    1,859.9
                                                      ============    ============     ============    ============


  Average shares outstanding * ...................       1,232,246       1,203,748        1,232,246       1,198,630

NET EARNINGS PER SHARE * .........................    $        225    $        159     $        456    $      1,552
                                                      ============    ============     ============    ============



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


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/97

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)


                                                                               First Half
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
 Net cash flows from operating activities ...........................    $1,166.7     $  346.1
                                                                         --------     --------
       Cash flows from investing activities:
         Purchases of investments ...................................    (2,826.3)    (2,430.8)
         Proceeds on sales and maturities of investments ............     2,447.2      1,759.3
         Loans and investments originated in finance businesses .....      (226.2)      (332.5)
         Principal collections on loans and investments originated
           in finance businesses ....................................       141.8        189.9
         Acquisitions of businesses .................................      (774.9)    (1,946.2)
         Other ......................................................       (81.7)       (18.6)
                                                                         --------     --------
 Net cash flows from investing activities ...........................    (1,320.1)    (2,778.9)
                                                                         --------     --------
       Cash flows from financing activities:
         Proceeds from borrowings of finance businesses .............        45.0        115.3
         Proceeds from other borrowings .............................       514.1        610.6
         Repayments of borrowings of finance businesses .............      (109.0)      (129.5)
         Repayments of other borrowings .............................      (578.9)      (580.8)
         Net proceeds from issuance of Class B Common Stock .........        --          565.0
         Other ......................................................        (0.8)        (1.2)
                                                                         --------     --------
 Net cash flows from financing activities ...........................      (129.6)       579.4
                                                                         --------     --------
 Decrease in cash and cash equivalents ..............................      (283.0)    (1,853.4)
 Cash and cash equivalents at beginning of year* ....................     1,350.3      2,744.5
                                                                         --------     --------
 Cash and cash equivalents at end of second quarter* ................    $1,067.3     $  891.1
                                                                         ========     ========

 Supplemental cash flow information:

 Cash paid during the period for:
         Income taxes ...............................................    $  195.6     $  524.6
         Interest ...................................................        59.5         62.8
 Non-cash investing activity:
       Liabilities assumed in connection with acquisition of business        --        3,901.5

* Cash and cash equivalents are comprised of the following:
   Beginning of year --
       Finance businesses ...........................................    $   10.5     $   40.7
       Other ........................................................     1,339.8      2,703.8
                                                                         --------     --------
                                                                         $1,350.3     $2,744.5
                                                                         ========     ========
   End of second quarter --
       Finance businesses ...........................................    $   16.4     $   24.7
       Other ........................................................     1,050.9        866.4
                                                                         --------     --------
                                                                         $1,067.3     $  891.1
                                                                         ========     ========

           See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/97


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

    For a number of reasons, Berkshire's results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year.

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

    The results of operations for FlightSafety are included in Berkshire's consolidated results of operations beginning on the effective date of the merger -- December 23, 1996. The following table sets forth certain consolidated statement of earnings data for the first half of 1996, as if the FlightSafety merger had been consummated on the same terms at the beginning of 1996. Dollar amounts are in millions, except per share amounts.

                                                                    1996
                                                                    ----
        Insurance premiums earned............................... $ 1,933.6
        Sales and service revenues..............................   1,595.1
        Total revenues..........................................   6,215.4
        Net income..............................................   1,876.4
        Earnings per equivalent Class A common share............     1,538

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

                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/97

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

    The following table summarizes Berkshire's common stock activity during the first half of 1997:

                                                                    Shares of                           Shares of
                                                             Class A Common Stock                  Class B Common Stock
                                                  -------------------------------------------     ----------------------
                                                   Issued      Held in Treasury   Outstanding     Issued and Outstanding
                                                  ---------    ----------------   -----------     ----------------------
Balance at December 31, 1996....................  1,376,188       (170,068)        1,206,120            783,755
Conversions of Class A Common Stock
    to Class B Common Stock and other...........     (6,714)         --               (6,714)           201,498
                                                  ---------       --------         ---------            -------
Balance at June 30, 1997........................  1,369,474       (170,068)        1,199,406            985,253
                                                  =========       ========         =========            =======


NOTE 4.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

    Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance businesses -- See Note 7) are shown in the tabulation below (in millions).

                                                                 June 30,          December 31,
                                                                   1997                1996
                                                                 --------          ------------
    Amortized cost...........................................    $6,942.3            $6,142.3
    Gross unrealized gains...................................       411.9               318.4
    Gross unrealized losses..................................       (11.2)              (13.8)
                                                                 --------            --------
    Estimated fair value.....................................    $7,343.0            $6,446.9
                                                                 ========            ========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/97


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  INVESTMENTS IN EQUITY SECURITIES
    Data with respect to investments in equity securities are shown in the tabulation below (in millions). Individual investments whose fair values exceed ten percent of consolidated shareholders' equity at June 30, 1997 and December 31, 1996 are listed separately.

                                                                           June 30,       December 31,
                                                                            1997             1996
                                                                         ---------        ------------
    Total cost......................................................     $ 8,988.9         $ 9,152.0
    Gross unrealized gains..........................................      24,805.5          18,621.0
    Gross unrealized losses.........................................         (23.2)            (22.4)
                                                                         ---------         ---------
    Total fair value................................................     $33,771.2         $27,750.6
                                                                         =========         =========
    Fair value:
      American Express Company......................................     $ 3,684.5         $ 2,794.3
      The Coca-Cola Company.........................................      13,600.0          10,525.0
      The Gillette Company..........................................       4,548.0           3,732.0
      All others....................................................      11,938.7          10,699.3
                                                                         ---------         ---------
      Total.........................................................     $33,771.2         $27,750.6
                                                                         =========         =========

NOTE 6.  DEFERRED INCOME TAX LIABILITY
    The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1997 and December 31, 1996 are as follows (in millions):

                                                                           June 30,       December 31,
                                                                            1997             1996
                                                                         ---------        ------------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments..............     $ 8,818.9         $ 6,620.6
    Other...........................................................         828.4             860.9
                                                                        ----------        ----------
                                                                           9,647.3           7,481.5
Deferred tax assets.................................................        (661.8)           (602.8)
                                                                         ---------        ----------
    Net deferred tax liability......................................     $ 8,985.5         $ 6,878.7
                                                                         =========         =========

NOTE 7.  FINANCE BUSINESSES
    Assets and liabilities of Berkshire's finance businesses are summarized below (in millions):

                                                                           June 30,       December 31,
                                                                            1997             1996
                                                                         ---------        ------------
    Assets
    Cash and cash equivalents.......................................    $     16.4         $    10.5
    Installment loans and other receivables.........................         226.6             215.9
    Fixed maturity investments......................................         832.6             742.4
                                                                        ----------         ---------
                                                                         $ 1,075.6         $   968.8
                                                                         =========         =========
    Liabilities
    Borrowings under investment agreements and other debt...........     $   317.3         $   381.3
    Annuity reserves and policyholder liabilities...................         576.9             434.8
    Other...........................................................          42.8              35.2
                                                                        ----------        ----------
                                                                         $   937.0         $   851.3
                                                                         =========         =========

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/97


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  FINANCE BUSINESSES (CONTINUED)

    The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).

                                                                           June 30,       December 31,
                                                                            1997             1996
                                                                         ---------        ------------
         ASSETS
         Cash and cash equivalents...................................     $ 12.7             $  6.4
         Installment loans and other receivables *...................      193.4              233.0
         Mortgage-backed securities, at cost ........................      101.3              145.5
                                                                           -----             ------
                                                                          $307.4             $384.9
                                                                          ======             ======
         LIABILITIES
         Borrowings under investment agreements and other debt.......     $244.6             $320.8
         Other.......................................................       28.3               29.7
                                                                          ------             ------
                                                                          $272.9             $350.5
                                                                          ======             ======

* Includes receivables from affiliated companies of $52.2 million and $85.1 million at June 30, 1997 and December 31, 1996, respectively.

    Net income from Scott Fetzer Financial Group businesses for the second quarter and first half of 1997 and 1996 is summarized below (in millions).

                                 Second Quarter            First Half
                               -----------------       ------------------
                                1997        1996        1997        1996
                               -----       -----       -----       -----
Revenues .................     $12.2       $15.3       $24.7       $31.2
Costs and expenses .......       8.7        12.8        18.9        25.9
                               -----       -----       -----       -----
Income before income taxes       3.5         2.5         5.8         5.3
Income taxes .............       1.2         0.9         2.0         1.8
                               -----       -----       -----       -----
Net income ...............     $ 2.3       $ 1.6       $ 3.8       $ 3.5
                               =====       =====       =====       =====

NOTE 8.  UNREALIZED APPRECIATION OF INVESTMENTS
    Changes in "Unrealized appreciation of investments", the balance of which is carried in shareholders' equity, were as follows during the second quarter and first half of 1997 and 1996 (in millions):

                                                     Second Quarter                  First Half
                                                ------------------------      ------------------------
                                                   1997           1996           1997           1996
                                                ---------      ---------      ---------      ---------
Increase in unrealized appreciation .......     $ 5,540.0      $ 1,764.8      $ 6,279.7      $ 1,349.6
Increase in deemed applicable
  income taxes ............................      (1,940.6)        (617.4)      (2,200.1)        (488.7)
Increase in minority shareholders' interest         (55.4)         (10.6)         (56.6)         (13.5)
                                                ---------      ---------      ---------      ---------
   Net increase ...........................       3,544.0        1,136.8        4,023.0          847.4
 Balance at beginning of period ...........      12,622.9        8,931.3       12,143.9        9,220.7
                                                ---------      ---------      ---------      ---------
 Balance at end of second quarter .........     $16,166.9      $10,068.1      $16,166.9      $10,068.1
                                                =========      =========      =========      =========

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/97


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the second quarter and first half of the current and prior year are summarized in the following table. Amounts are in millions and each figure is income tax effected.

                                                       Second Quarter             First Half
                                                     -------------------     --------------------
                                                       1997        1996        1997        1996
                                                     -------     -------     -------     --------
Insurance, except realized investment gain/loss .    $ 207.1     $ 160.5     $ 418.3     $  289.1
Manufacturing, merchandising and services .......       59.1        43.3       120.7         83.2
Unallocated income/expense, net .................        6.0         6.7        12.1         13.8
Interest expense * ..............................      (17.3)      (16.8)      (33.1)       (32.2)
                                                     -------     -------     -------     --------
    Earnings before realized investment gain/loss      254.9       193.7       518.0        353.9
Realized investment gain (loss) .................       22.9        (2.5)       44.2      1,506.0
                                                     -------     -------     -------     --------
    Net earnings ................................    $ 277.8     $ 191.2     $ 562.2     $1,859.9
                                                     =======     =======     =======     ========

* For purposes of the above table, interest expense of finance businesses is netted against the directly related service activity revenues.

    INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain/loss, are aggregated in the following table. Dollar amounts are in millions.

                                                   Second Quarter            First Half
                                                --------------------    --------------------
                                                  1997        1996        1997        1996
                                                --------    --------    --------    --------
Premiums earned from:
    Direct insurance ........................   $  933.3    $  823.6    $1,817.8    $1,629.4
    Reinsurance assumed .....................      326.8       188.1       425.3       304.2
                                                --------    --------    --------    --------
                                                $1,260.1    $1,011.7    $2,243.1    $1,933.6
                                                ========    ========    ========    ========
Underwriting gain (loss) attributable to:
    Direct insurance ........................   $   57.1    $   50.1    $  134.5    $   90.2
    Reinsurance assumed .....................       36.1         5.5        29.3       (12.3)
                                                --------    --------    --------    --------
      Total underwriting gain ...............       93.2        55.6       163.8        77.9
Net investment income .......................      196.3       165.9       413.2       318.9
Goodwill amortization * .....................      (11.0)      (10.6)      (21.5)      (21.4)
                                                --------    --------    --------    --------
      Earnings before income taxes ..........      278.5       210.9       555.5       375.4
Income tax expense ..........................       69.4        48.8       133.0        82.7
Minority interest ...........................        2.0         1.6         4.2         3.6
                                                --------    --------    --------    --------
      Net earnings from Insurance,
         except realized investment gain/loss   $  207.1    $  160.5    $  418.3    $  289.1
                                                ========    ========    ========    ========

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

                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/97


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    INSURANCE GROUP (Continued)

    Insurance premiums earned during the second quarter by GEICO were $855.6 million in 1997 and $757.4 million in 1996. For the first half, premiums earned by GEICO were $1.67 billion in 1997 and $1.50 billion in 1996. Premiums earned during the first half of 1997 from voluntary auto business exceeded 1996 by 17.7%, reflecting primarily increased numbers of policies-in-force. In-force policy growth over the last twelve months was 10.7% in GEICO's preferred-risk auto business and 38.1% in the standard and non-standard auto lines as efforts have been expanded to offer rate quotes to potential customers who do not meet GEICO's preferred-risk underwriting guidelines. Voluntary auto new business sales during the first half of 1997 increased 58.3% over 1996. The growth in voluntary auto business was partially offset by declines in premiums generated from non-auto and residual auto insurance coverages. Increased premium volume is expected to continue for the remainder of 1997 with respect to GEICO's private passenger automobile insurance businesses.

    The net underwriting gains produced by GEICO for the second quarter of 1997 and 1996 were $48.1 million and $37.7 million, respectively. For the first half, underwriting gains totaled $118.1 million in 1997 and $67.5 million in 1996. GEICO's first half underwriting results included charges for catastrophe losses of approximately $6 million in 1997 and $36 million in 1996. Catastrophe losses of about $24 million in 1996 resulted from homeowner losses primarily associated with the January 1996 east coast blizzard. First half underwriting results in 1997 also benefitted from relatively mild winter weather conditions that resulted in a reduced frequency of automobile physical damage claims.

    Second quarter premiums earned from the various other direct insurance businesses were $77.7 million and $66.2 million in 1997 and 1996, respectively. First half premiums earned totaled $147.7 million and $131.8 million in 1997 and 1996, respectively. Collectively, the various other direct insurance businesses generated second quarter underwriting gains of $9.0 million in 1997 and $12.4 million in 1996. For the first six months of 1997 and 1996, the non-GEICO direct insurance businesses produced net underwriting gains of $16.4 million and $22.7 million, respectively.

        Reinsurance premiums earned during the second quarter from catastrophe excess-of-loss contracts were $92.1 million in 1997 and $94.1 million in 1996. For the first half of 1997 catastrophe reinsurance premiums earned were $100.6 million compared to $126.9 million in the comparable prior year period. Price competition for catastrophe reinsurance business continues to intensify in 1997. As a result, the number of acceptably priced offerings to the Insurance Group declined. However, the Group's extraordinary financial strength permits it to occasionally write exceptionally large catastrophe polices. For example, a policy with the California Earthquake Authority ("CEA") became effective on April 1, 1997. The CEA policy provides aggregate protection of about $1 billion and will be called upon if the CEA incurs aggregate earthquake losses in excess of about $5 billion during the four year period ending March 31, 2001.

    The property catastrophe reinsurance business contributed second quarter underwriting gains of $81.7 million in 1997 and $58.3 million in 1996. First half underwriting gains from catastrophe policies totaled $97.2 million in 1997 and $72.7 million in 1996. Lower amounts of catastrophe losses and expenses incurred in 1997 periods more than offset the comparative decline in premiums earned. The magnitude of underwriting gains achieved from the catastrophe reinsurance business should not be viewed as predictive of future profitability. The timing and magnitude of catastrophic loss events can cause extreme volatility in periodic underwriting results.

    Reinsurance premiums earned during the second quarter and first half of 1997 include $140.1 million attributable to the Insurance Group's "retroactive" reinsurance business. A retroactive reinsurance policy covers certain past loss occurrences of the ceding company. There were no premiums earned from retroactive reinsurance policies in the corresponding 1996 periods.

    Reinsurance underwriting results for 1997 and 1996 periods include net charges related to the amortization of deferred charges re reinsurance assumed established with respect to retroactive reinsurance policies and the accretion of discounted structured settlement liabilities. These recurring charges reflect the recognition of time-value-of-money concepts. Accretion and amortization charges for the second quarter of 1997 and 1996 were $18.7 million and $17.0 million, respectively. For the first half, such charges totaled $39.7 million in 1997 and $36.7 million in 1996.

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/97


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    INSURANCE GROUP (Continued)

    Premiums earned in 1997 periods from the other non-catastrophe reinsurance contracts were basically unchanged from corresponding 1996 periods. In both 1997 and 1996, other non-catastrophe reinsurance business derived principally from a few sizable excess-of-loss contracts. These contracts generated net underwriting losses of $26.9 million and $35.8 million in the second quarter of 1997 and 1996, respectively. First half underwriting losses from these contracts were $28.2 million in 1997 and $48.3 million in 1996. Time-value-of-money concepts are important considerations in establishing premiums for most non-catastrophe reinsurance coverages because claim losses are expected to be paid over extended time periods. Underwriting losses often occur as the provisions for estimated claim losses are established for financial reporting purposes without discounting for time. This business is accepted because of the large amounts of policyholder funds ("float") produced.

    Net investment income for the second quarter of 1997 exceeded amounts earned during the second quarter of 1996 by $30.4 million. For the first half of 1997, net investment income exceeded amounts earned during the first half of 1996 by $94.3 million. During 1997, Insurance Group members received dividends (including all amounts previously in arrears) totaling $8.1 million for the second quarter and $62.3 million for the first half from its investment in US Airways Cumulative Convertible Preferred Shares. Net investment income for the corresponding 1996 periods include no dividends with respect to the US Airways Preferred Shares.

    The Insurance Group continues to generate significant levels of investment income, reflecting large levels of invested assets. Invested assets derive from shareholder capital and reinvested earnings, as well as substantial levels of policyholder funds ("float") generated from insurance and reinsurance underwriting activities. As of June 30, 1997, "float", the approximate level of invested policyholder funds, was about $7.4 billion.

    MANUFACTURING, MERCHANDISING AND SERVICES

    Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in millions.

                                                              Second Quarter                        First Half
                                                      -------------------------------   -----------------------------------
                                                            1997             1996               1997               1996
                                                      --------------   --------------   ----------------   ----------------
                                                      Amount     %     Amount     %      Amount      %      Amount      %
                                                      ------   -----   ------   -----   --------   -----   --------   -----
Revenues ..........................................   $837.2   100.0   $721.8   100.0   $1,669.7   100.0   $1,428.7   100.0
Costs and expenses ................................    734.9    87.8    648.0    89.8    1,463.6    87.7    1,286.9    90.1
                                                      ------   -----   ------   -----   --------   -----   --------   -----
Earnings before income taxes ......................    102.3    12.2     73.8    10.2      206.1    12.3      141.8     9.9
Applicable income taxes ...........................     41.8     5.0     29.3     4.0       82.9     5.0       56.6     4.0
Applicable minority interest ......................      1.4     0.1      1.2     0.2        2.5     0.1        2.0     0.1
                                                      ------   -----   ------   -----   --------   -----   --------   -----
Net earnings ......................................   $ 59.1     7.1   $ 43.3     6.0   $  120.7     7.2   $   83.2     5.8
                                                      ======   =====   ======   =====   ========   =====   ========   =====


    Revenues from these several and diverse business activities during 1997's second quarter and first half were greater by $115.4 million (16.0%) and $241.0 million (16.9%) than revenues recorded during the corresponding 1996 periods. The increases are primarily due to the acquisition at the end of 1996 of FlightSafety International, Inc. ("FlightSafety"). FlightSafety provides high technology training to operators of aircraft and ships throughout the world. See Notes to Interim Consolidated Financial Statements for additional information regarding this acquisition.

    Net earnings from this group of businesses were greater by $15.8 million (36.5%) during 1997's second quarter and $37.5 million (45.1%) during 1997's first half than net earnings reported in the corresponding prior year periods. The inclusion of FlightSafety's results during 1997 is primarily responsible for the improved results.

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/97


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

FINANCIAL CONDITION

    Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at June 30, 1997, was $28.0 billion or $22,732 per equivalent share of Class A Common Stock.


                            PART II OTHER INFORMATION


ITEM 4.    SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of shareholders of Berkshire Hathaway Inc. ("Berkshire"), held May 5, 1997, Berkshire's shareholders reelected Berkshire's Directors in an uncontested election. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.
        Following are the votes cast in favor and against each Director. There were no votes withheld, abstentions or broker non-votes.

                  Directors                      For                Against
                  ---------                   ---------             -------
               Warren E. Buffett              1,015,858                541
               Howard G. Buffett              1,015,855                544
               Susan T. Buffett               1,015,817                582
               Malcolm G. Chace               1,015,914                485
               Charles T. Munger              1,015,887                513
               Walter Scott, Jr.              1,015,835                564

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/97


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27 -- Financial Data Schedule

                                    SIGNATURE

        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BERKSHIRE HATHAWAY INC.

                                              (Registrant)


Date August 13, 1997                     /s/ Marc D. Hamburg
                                   ---------------------------------
                                             (Signature)
                                   Marc D. Hamburg, Vice President
                                   and Principal Financial Officer