Form 10-Q
period 1997-09-30
BERKSHIRE HATHAWAY INC /DE/
filed 1997-11-14
CIK 109694

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1997

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

   X
 -----    -----
  YES      NO

         Number of shares of common stock outstanding as of October 31, 1997:

                                    Class A --     1,198,481
                                    Class B --     1,069,274

                                    FORM 10-Q


                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97



                                                                                PAGE NO.
                                                                                --------
PART I - FINANCIAL INFORMATION

         ITEM 1.     FINANCIAL STATEMENTS

                     Consolidated Balance Sheets--                                   3
                     September 30, 1997 and December 31, 1996

                     Consolidated Statements of Earnings--                           4
                     Third Quarter and First Nine Months 1997 and 1996

                     Condensed Consolidated Statements of Cash Flows--               5
                     First Nine Months 1997 and 1996

                     Notes to Interim Consolidated Financial Statements           6-10

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           11-14
                     CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION                                                         15

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)


                                                                                September 30,    December 31,
                                                                                    1997             1996
                                                                                ------------     ------------
                                                ASSETS
Cash and cash equivalents...................................................... $     520.9        $ 1,339.8
Investments:
   Securities with fixed maturities............................................     9,320.8          6,446.9
   Equity securities...........................................................    32,175.5         27,750.6
Receivables....................................................................     1,696.5          1,523.2
Inventories....................................................................       666.8            619.6
Assets of finance businesses...................................................     1,153.9            968.8
Property, plant and equipment..................................................     1,189.6          1,034.2
Goodwill of acquired businesses................................................     3,087.2          3,110.3
Other assets...................................................................       802.2            616.0
                                                                                  ---------        ---------
                                                                                  $50,613.4        $43,409.4
                                                                                  =========        =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses............................................  $  6,991.6        $ 6,274.4
Unearned premiums..............................................................     1,670.9          1,183.5
Accounts payable, accruals and other liabilities...............................     1,847.9          2,556.8
Income taxes, principally deferred.............................................     8,851.9          6,837.6
Borrowings under investment agreements and other debt..........................     1,832.2          1,944.4
Liabilities of finance businesses..............................................     1,010.5            851.3
                                                                                  ---------        ---------
                                                                                   22,205.0         19,648.0
                                                                                  ---------        ---------
Minority shareholders' interests...............................................       401.4            335.1
                                                                                  ---------        ---------
Shareholders' equity:
   Common Stock: *
       Class A Common Stock, $5 par value, 1,367,038 and 1,376,188
          shares issued; 1,198,835 and 1,206,120 shares outstanding ............        6.8              6.9
       Class B Common Stock, $0.1667 par value, 1,058,650 and 783,755
          shares issued and outstanding.........................................        0.2              0.1
   Capital in excess of par value..............................................     2,347.0          2,274.1
   Unrealized appreciation of investments......................................    15,722.6         12,143.9
   Retained earnings...........................................................     9,961.5          9,032.7
                                                                                  ---------        ---------
                                                                                   28,038.1         23,457.7
   Less: Cost of 168,203 and 170,068 Class A common shares in treasury                 31.1             31.4
                                                                                  ---------        ---------
       Total shareholders' equity..............................................    28,007.0         23,426.3
                                                                                  ---------        ---------
                                                                                  $50,613.4        $43,409.4
                                                                                  =========        =========

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,234,123 shares outstanding at September 30, 1997 and 1,232,245 at December 31, 1996. Net book value per equivalent Class A Common share is $22,694 at September 30, 1997.

See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)



                                                                 Third Quarter         First Nine Months
                                                            ---------------------   ----------------------
                                                               1997       1996         1997         1996
                                                            ---------   ---------   ----------    --------
REVENUES:
   Insurance premiums earned..............................  $1,088.8    $  971.2     $3,331.9     $2,904.8
   Sales and service revenues.............................     855.2       721.8      2,493.2      2,137.0
   Interest and dividend income...........................     237.5       220.3        686.2        582.5
   Income from finance businesses.........................       8.7         5.9         23.7         16.9
   Realized investment gain...............................     182.5        96.1        250.7      2,428.6
                                                            --------    --------     --------     --------
                                                             2,372.7     2,015.3      6,785.7      8,069.8
                                                            --------    --------     --------     --------

COST AND EXPENSES:
   Insurance losses and loss adjustment expenses..........     822.6       769.1      2,539.7      2,291.1
   Insurance underwriting expenses........................     197.2       172.3        559.4        506.0
   Cost of products and services sold.....................     487.5       469.4      1,396.0      1,349.9
   Selling, general and administrative expenses...........     276.1       196.9        809.1        611.5
   Goodwill amortization..................................      21.0        15.1         62.4         45.7
   Interest expense                                             28.6        26.5         84.0         79.7
                                                            --------    --------     --------     --------
                                                             1,833.0     1,649.3      5,450.6      4,883.9
                                                            --------    --------     --------     --------


EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST........     539.7       366.0      1,335.1      3,185.9
   Income taxes...........................................     169.3        98.2        395.0      1,045.4
   Minority interest......................................       3.8         3.8         11.3         16.6
                                                            --------    --------     --------     --------
NET EARNINGS..............................................  $  366.6     $ 264.0     $  928.8     $2,123.9
                                                            ========     =======     ========     ========


   Average shares outstanding *........................... 1,234,121   1,210,762    1,232,878    1,202,704

NET EARNINGS PER SHARE *..................................   $297        $218         $753         $1,766
                                                             ====        ====         ====         ======



* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Average shares outstanding include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per share shown above represents net earnings per equivalent Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount.



See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                                        First Nine Months
                                                                                     -----------------------
                                                                                       1997           1996
                                                                                       ----           ----
     Net cash flows from operating activities....................................    $1,854.7      $   842.4
                                                                                     --------      ---------

        Cash flows from investing activities:
            Purchases of investments.............................................    (6,784.2)      (3,104.8)
            Proceeds on sales and maturities of investments......................     5,383.9        2,132.8
            Loans and investments originated in finance businesses...............      (352.0)        (425.6)
            Principal collections on loans and investments originated
               in finance businesses.............................................       214.2          287.2
            Acquisitions of businesses...........................................      (774.9)      (2,024.9)
            Other................................................................      (147.5)         (25.2)
                                                                                     --------      ---------
     Net cash flows from investing activities....................................    (2,460.5)      (3,160.5)
                                                                                     --------      ---------
        Cash flows from financing activities:
            Proceeds from borrowings of finance businesses.......................        76.5          234.2
            Proceeds from other borrowings.......................................       778.3          881.5
            Repayments of borrowings of finance businesses.......................      (155.9)        (368.6)
            Repayments of other borrowings.......................................      (905.8)        (916.7)
            Net proceeds from issuance of Class B Common Stock...................        --            565.0
            Other................................................................        (1.1)          (2.9)
                                                                                     --------      ---------
     Net cash flows from financing activities....................................      (208.0)         392.5
                                                                                     --------      ---------
     Decrease in cash and cash equivalents.......................................      (813.8)      (1,925.6)
     Cash and cash equivalents at beginning of year*.............................     1,350.3        2,744.5
                                                                                     --------      ---------
     Cash and cash equivalents at end of first nine months*......................   $   536.5      $   818.9
                                                                                    =========      =========

     Supplemental cash flow information:
        Cash paid during the period for:
            Income taxes.........................................................      $337.6         $745.6
            Interest.............................................................        98.2          103.0
     Non-cash investing activities:
        Liabilities assumed in connection with acquisitions of businesses........        25.4        3,920.3
        Common shares issued in connection with acquisitions of businesses.......        73.0           --

*    Cash and cash equivalents are comprised of the following:
        Beginning of year --
            Finance businesses...................................................   $    10.5     $     40.7
            Other................................................................     1,339.8        2,703.8
                                                                                     --------      ---------
                                                                                     $1,350.3       $2,744.5
                                                                                     ========       ========
        End of first nine months --

            Finance businesses...................................................   $    15.6     $      8.2
            Other................................................................       520.9          810.7
                                                                                     --------      ---------
                                                                                    $   536.5      $   818.9
                                                                                    =========      =========

See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

      Reference is made to Berkshire's most recently issued Annual Report that included information necessary or useful to understanding of Berkshire's businesses and financial statement presentations. In particular, Berkshire's significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in that Report.

      Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles ("GAAP").

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

      The results of operations for FlightSafety are included in Berkshire's consolidated results of operations beginning on the effective date of the merger -- December 23, 1996. The following table sets forth certain consolidated statement of earnings data for the first nine months of 1996, as if the FlightSafety merger had been consummated on the same terms at the beginning of 1996. Dollar amounts are in millions, except per share amounts.

                                                                            1996
                                                                         ---------
                 Insurance premiums earned.............................  $ 2,904.8
                 Sales and service revenues............................    2,403.9
                 Total revenues........................................    8,308.5
                 Net income............................................    2,146.4
                 Earnings per equivalent Class A common share..........      1,753

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

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97

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

NOTE 3.  RECAPITALIZATION AND COMMON STOCK

    On May 6, 1996, Berkshire shareholders approved a recapitalization plan which created a new class of common stock, designated as Class B Common Stock. In connection therewith, Berkshire's existing common stock was redesignated as Class A Common Stock. Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock possesses one-thirtieth (1/30) of the economic rights and one-two-hundredth (1/200) of the voting rights of Class A Common Stock. Class B Common Stock is not convertible into Class A Common Stock. On May 8, 1996, Berkshire completed an initial public offering of 517,500 shares of Class B Common Stock. Berkshire received net proceeds from the offering of $565.0 million.

    The following table summarizes Berkshire's common stock activity during the first nine months of 1997:

                                                                       Shares of                          Shares of
                                                                 Class A Common Stock               Class B Common Stock
                                                  ----------------------------------------------    ----------------------
                                                     Issued       Held in Treasury   Outstanding    Issued and Outstanding
                                                  ------------    ----------------   -----------    ----------------------
Balance at December 31, 1996 ..................    1,376,188          (170,068)       1,206,120             783,755
Conversions of Class A Common Stock
    to Class B Common Stock and other .........       (9,150)             --             (9,150)            274,700
Common stock issued in connection with
    acquisition of business ...................         --               1,865            1,865                 195
                                                   ---------          --------        ---------           ---------
Balance at September 30, 1997 .................    1,367,038          (168,203)       1,198,835           1,058,650
                                                   =========          ========        =========           =========


NOTE 4.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

    Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance businesses -- See Note 7) are shown in the tabulation below (in millions).

                                                               September 30,   December 31,
                                                                   1997           1996
                                                               -------------   -----------
    Amortized cost..........................................     $8,478.5       $6,142.3
    Gross unrealized gains..................................        845.5          318.4
    Gross unrealized losses.................................         (3.2)         (13.8)
                                                                 --------       --------
    Estimated fair value....................................     $9,320.8       $6,446.9
                                                                 ========       ========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  INVESTMENTS IN EQUITY SECURITIES
    Data with respect to investments in equity securities are shown in the tabulation below (in millions). Individual investments whose fair values exceed ten percent of consolidated shareholders' equity at September 30, 1997 and December 31, 1996 are listed separately.

                                                                            September 30,      December 31,
                                                                                1997               1996
                                                                            -------------      ------------
    Total cost...........................................................    $  8,515.2         $ 9,152.0
    Gross unrealized gains...............................................      23,684.4          18,621.0
    Gross unrealized losses..............................................         (24.1)            (22.4)
                                                                              ---------         ---------
    Total fair value.....................................................     $32,175.5         $27,750.6
                                                                              =========         =========
    Fair value:
      American Express Company...........................................    $  4,049.3         $ 2,794.3
      The Coca-Cola Company..............................................      12,200.0          10,525.0
      The Gillette Company...............................................       4,143.0           3,732.0
      All others.........................................................      11,783.2          10,699.3
                                                                             ----------         ---------
      Total..............................................................     $32,175.5         $27,750.6
                                                                              =========         =========

NOTE 6.  DEFERRED INCOME TAX LIABILITY

    The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1997 and December 31, 1996 are as follows (in millions):

                                                                            September 30,      December 31,
                                                                                1997               1996
                                                                            -------------      ------------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments.....................    $8,582.8          $6,620.6
    Other .................................................................       830.1             860.9
                                                                               --------          --------
                                                                                9,412.9           7,481.5
Deferred tax assets........................................................      (655.2)           (602.8)
                                                                               --------          --------
    Net deferred tax liability.............................................    $8,757.7          $6,878.7
                                                                               =========         ========

NOTE 7.  FINANCE BUSINESSES

    Assets and liabilities of Berkshire's finance businesses are summarized below (in millions):

                                                                            September 30,      December 31,
                                                                                1997               1996
                                                                            -------------      ------------
    Assets
    Cash and cash equivalents..............................................  $     15.6         $    10.5
    Installment loans and other receivables................................       221.9             215.9
    Fixed maturity investments.............................................       916.4             742.4
                                                                              ----------        ---------
                                                                               $1,153.9         $   968.8
                                                                               ========         =========
    Liabilities
    Borrowings under investment agreements and other debt..................   $   301.9         $   381.3
    Annuity reserves and policyholder liabilities..........................       640.6             434.8
    Other .................................................................        68.0              35.2
                                                                               ---------        ---------
                                                                               $1,010.5         $   851.3
                                                                               ========         =========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  FINANCE BUSINESSES (CONTINUED)

    The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).

                                                                            September 30,      December 31,
                                                                                1997               1996
                                                                            -------------      ------------
          Assets
          Cash and cash equivalents........................................    $ 11.3            $   6.4
          Installment loans and other receivables *........................     188.7              233.0
          Mortgage-backed securities, at cost .............................      72.2              145.5
                                                                               -------            ------
                                                                               $272.2             $384.9
                                                                               =======            ======
          Liabilities
          Borrowings under investment agreements and other debt............    $212.2             $320.8
          Other............................................................      23.2               29.7
                                                                               -------            ------
                                                                               $235.4             $350.5
                                                                               =======            ======

* Includes receivables from affiliated companies of $47.3 million and $85.1 million at September 30, 1997 and December 31, 1996, respectively.

         Net income from Scott Fetzer Financial Group businesses for the third quarter and first nine months of 1997 and 1996 is summarized below (in millions).

                                                          Third Quarter           First Nine Months
                                                       ------------------        ------------------
                                                        1997         1996        1997          1996
                                                       -----        -----        -----        -----
    Revenues........................................   $11.8        $14.1        $36.5        $45.3
    Costs and expenses..............................     8.6         12.1         27.5         38.0
                                                       -----        -----        -----        -----
    Income before income taxes......................     3.2          2.0          9.0          7.3
    Income taxes....................................     1.2          0.7          3.2          2.5
                                                       ------       -----        -----        -----
    Net income......................................   $ 2.0        $ 1.3        $ 5.8        $ 4.8
                                                       ======       =====        =====        =====

NOTE 8.  UNREALIZED APPRECIATION OF INVESTMENTS

    Changes in "Unrealized appreciation of investments", the balance of which is carried in shareholders' equity, were as follows during the third quarter and first nine months of 1997 and 1996 (in millions):

                                                              Third Quarter             First Nine Months
                                                       -----------------------        ----------------------
                                                          1997         1996             1997         1996
                                                       ---------     ---------        ---------    ---------
    Increase (decrease) in unrealized appreciation     $  (680.3)    $ 1,434.1        $ 5,599.4    $ 2,783.7
    (Increase) decrease in deemed applicable
      income taxes...................................      236.1        (502.2)        (1,964.0)      (990.9)
    Increase in minority shareholders' interest.            (0.1)        (18.2)           (56.7)       (31.7)
                                                       ---------     ---------        ---------    ---------
       Net increase (decrease).......................     (444.3)        913.7          3,578.7      1,761.1
    Balance at beginning of period...................   16,166.9      10,068.1         12,143.9      9,220.7
                                                       ---------     ---------        ---------    ---------
    Balance at end of third quarter..................  $15,722.6     $10,981.8        $15,722.6    $10,981.8
                                                       =========     =========        =========    =========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.  SUBSEQUENT EVENT

    On October 21, 1997, Berkshire and International Dairy Queen, Inc. ("IDQ") executed a definitive Merger Agreement pursuant to which Berkshire will acquire IDQ through the merger of IDQ with and into a wholly-owned subsidiary of Berkshire. The Merger Agreement provides that, subject to certain limitations and conditions, the holders of IDQ Class A and Class B common stock may elect to receive either $27.00 cash or $26.00 of Berkshire Class A or Class B common stock for each IDQ share. The total merger consideration will be approximately $585 million. The merger, which is subject to approval by IDQ Class B shareholders and other customary closing conditions, is expected to be completed in late 1997.

    IDQ develops, licenses and services a system of approximately 5,800 Dairy Queen stores located throughout the United States, Canada and other foreign countries, which feature hamburgers, hot dogs, various dairy desserts and beverages. IDQ also develops, licenses and services other stores and shops operating under the names of Orange Julius and Karmelkorn, which feature blended fruit drinks, popcorn and other snacks.

NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards:

   (1) No. 128 -- "Earnings per Share", which establishes new standards for computing and presenting earnings per share.

   (2) No. 129 -- "Disclosure of Information about Capital Structure", which establishes standards for disclosing information about an entity's capital structure.

   (3) No. 130 -- "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components.

   (4) No. 131 -- "Disclosures about Segments of an Enterprise and Related Information", which establishes new standards for reporting information about operating segments in interim and annual financial statements.

    Standards described in (1) and (2) above are effective for periods ending after December 15, 1997 and will be adopted by Berkshire at the end of 1997. Standards described in (3) and (4) above are effective for periods beginning after December 15, 1997 and will be adopted by the Company in 1998. The Company does not expect that adoption of these Standards will have a material effect on its financial position, results of operations or on disclosures within the financial statements.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the third quarter and first nine months of the current and prior year are summarized in the following table. Amounts are in millions and each figure is income tax effected.

                                                        Third Quarter       First Nine Months
                                                      ----------------     --------------------
                                                       1997      1996       1997        1996
                                                      ------    ------     ------     --------
Insurance, except realized investment gain..........  $201.5    $165.4     $619.8     $  454.5
Manufacturing, merchandising and services...........    58.1      40.0      178.8        123.2
Unallocated income/expense, net.....................     5.4       8.9       17.5         22.7
Interest expense *..................................   (16.9)    (12.9)     (50.0)       (45.1)
                                                      ------    ------     ------     --------
    Earnings before realized investment gain........   248.1     201.4      766.1        555.3
Realized investment gain............................   118.5      62.6      162.7      1,568.6
                                                      ------    ------     ------     --------
    Net earnings....................................  $366.6    $264.0     $928.8     $2,123.9
                                                      ======    ======     ======     ========

* For purposes of the above table, interest expense of finance businesses is netted against the directly related service activity revenues.

INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain, are aggregated in the following table. Dollar amounts are in millions.


                                                        Third Quarter       First Nine Months
                                                    ------------------   ---------------------
                                                       1997      1996       1997        1996
                                                    --------    ------   --------     --------
Premiums earned from:
    Direct insurance.............................   $  967.8    $854.3   $2,785.6     $2,483.7
    Reinsurance assumed..........................      121.0     116.9      546.3        421.1
                                                    --------    ------   --------     --------
                                                    $1,088.8    $971.2   $3,331.9     $2,904.8
                                                    =========   ======   ========     ========
Underwriting gain (loss) attributable to:
    Direct insurance.............................   $  112.2   $  65.1   $  246.7     $  155.3
    Reinsurance assumed..........................      (43.2)    (35.3)     (13.9)       (47.6)
                                                    --------    ------   --------     --------
      Total underwriting gain....................       69.0      29.8      232.8        107.7
Net investment income............................      218.5     191.4      631.7        510.3
Goodwill amortization *..........................      (10.8)    (10.5)     (32.3)       (31.9)
                                                    --------    ------   --------     --------
      Earnings before income taxes...............      276.7     210.7      832.2        586.1
Income tax expense...............................       73.2      43.4      206.2        126.1
Minority interest................................        2.0       1.9        6.2          5.5
                                                    --------    ------   --------     --------
      Net earnings from Insurance,
          except realized investment gain........   $  201.5    $165.4   $  619.8     $  454.5
                                                    ========    ======   ========     ========

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

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

INSURANCE GROUP (Continued)

    Insurance premiums earned during the third quarter by GEICO were $886.6 million in 1997 and $780.5 million in 1996. For the first nine months, premiums earned by GEICO were approximately $2.6 billion in 1997 and $2.3 billion in 1996. Premiums earned during the first nine months of 1997 from voluntary auto business exceeded 1996 by 17.6%, reflecting primarily increased numbers of policies-in-force. In-force policy growth over the last twelve months was 12.3% in GEICO's preferred-risk auto business and 39.3% in the standard and non-standard auto lines as efforts have been expanded to offer rate quotes to potential customers who do not meet GEICO's preferred-risk underwriting guidelines. Voluntary auto new business sales during the first nine months of 1997 increased 54.7% over 1996. The growth in voluntary auto business was partially offset by declines in premiums generated from non-auto and involuntary residual auto insurance coverages. Increases in premium volume are anticipated for the remainder of 1997 and into 1998 with respect to GEICO's private passenger automobile insurance businesses.

    The net underwriting gains produced by GEICO for the third quarter of 1997 and 1996 were $101.7 million and $54.2 million, respectively. For the first nine months, underwriting gains totaled $219.8 million in 1997 and $121.7 million in 1996. GEICO's first nine months underwriting results included charges for catastrophe losses of approximately $8.7 million in 1997 and $48.0 million in 1996. Catastrophe losses of about $33.0 million in 1996 resulted from homeowner losses primarily associated with the east coast blizzard in January 1996 and Hurricane Fran in September 1996. Third quarter and first nine months underwriting results in 1997 continue to benefit from mild weather conditions and stable claim severities for liability coverages. The relatively lower claim costs were partially offset by higher advertising and administrative costs associated with generating the aforementioned increases in voluntary private passenger auto business.

    Third quarter premiums earned from the various other direct insurance businesses were $81.2 million and $73.8 million in 1997 and 1996, respectively. For the first nine months, premiums earned totaled $228.9 million and $205.6 million in 1997 and 1996, respectively. Collectively, the various other direct insurance businesses generated third quarter underwriting gains of $10.5 million in 1997 and $10.9 million in 1996. For the first nine months of 1997 and 1996, the non-GEICO direct insurance businesses produced net underwriting gains of $26.9 million and $33.6 million, respectively.

    Reinsurance premiums earned during the first nine months of 1997 and 1996 from catastrophe-excess-of-loss contracts were $112.7 million and $145.4 million, respectively. Catastrophe premiums earned during the third quarter 1997 were basically unchanged from the third quarter of 1996. Price competition for catastrophe business remains intense. The result is fewer acceptably priced offerings to the Insurance Group.

    Catastrophe reinsurance policies produced net underwriting gains of $107.5 million during the first nine months of 1997 and $80.6 million during the corresponding prior year period. This business contributed minor amounts of net underwriting gains during the third quarter of 1997 and 1996. The catastrophe reinsurance business in 1997 periods benefitted from lower amounts of catastrophe losses and underwriting expenses when compared to corresponding 1996 periods. During the fourth quarter of 1997, the Insurance Group is expected to earn a considerable amount of catastrophe reinsurance premiums and, absent any catastrophic loss events, a sizable underwriting gain will result. The underwriting gains achieved in recent years by the catastrophe reinsurance business should not be viewed as predictive of future profitability. The timing and magnitude of catastrophic loss events can cause extreme volatility in periodic underwriting results. Berkshire management is willing to accept such volatility provided that the prospect of long term profitability appears favorable.

    Premiums earned during the first nine months of 1997 include approximately $140.1 million related to a single retroactive reinsurance contract that became effective in the second quarter of 1997. A retroactive reinsurance policy indemnifies the ceding party with respect to insurance risks related to certain past loss events. There were no premiums earned from retroactive reinsurance policies in 1996 periods.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

INSURANCE GROUP (Continued)

    Reinsurance underwriting results for 1997 and 1996 periods include net charges related to the amortization of deferred charges re reinsurance assumed established with respect to retroactive reinsurance policies and the accretion of discounted structured settlement liabilities. These recurring charges reflect the recognition of time-value-of-money concepts. Accretion and amortization charges for the third quarter of 1997 and 1996 were $18.0 million and $17.8 million, respectively. For the first nine months, such charges totaled $57.7 million in 1997 and $54.5 million in 1996.

    During the first nine months of 1997 and 1996, reinsurance premiums earned from other primarily non-catastrophe excess-of- loss coverages totaled $293.5 million in 1997 and $275.7 million in 1996. For the third quarter, premiums earned from such contracts were $108.7 million in 1997 and $98.5 million in 1996. In each period, most of the premiums earned were concentrated in a few sizable contracts. These policies generated net underwriting losses totaling $63.7 million for the first nine months of 1997 and $73.7 million for the corresponding 1996 period. For the third quarter , underwriting losses from such other reinsurance activities were $35.6 million in 1997 and $25.4 million in 1996. Time-value-of-money concepts are important considerations in establishing premiums for most non-catastrophe reinsurance coverages because claim losses are expected to be paid over extended time periods. Underwriting losses often occur as the provisions for estimated claim losses are established for financial reporting purposes without discounting for time. This business is accepted because of the large amounts of policyholder funds ("float") produced.

    Berkshire's Consolidated Balance Sheet as of September 30, 1997 includes estimated liabilities for unpaid losses and loss adjustment expenses from insurance and reinsurance activities aggregating nearly $7.0 billion. Over time, additional information will become available with respect to the ultimate claim amounts and the liabilities will be continually re-estimated . The estimation error will be periodically recognized as a charge or credit to losses incurred and, therefore, to net underwriting results in the period made. Subsequent development of a liability of that magnitude could have a significant effect on periodic underwriting results.

    Net investment income for the third quarter of 1997 exceeded amounts earned during the third quarter of 1996 by 14.2%. For the first nine months of 1997, net investment income exceeded amounts earned during the first nine months of 1996 by 23.8%. The Insurance Group continues to generate significant levels of investment income, reflecting large levels of invested assets. Invested assets derive from shareholder capital and reinvested earnings, as well as substantial levels of invested policyholder funds ("float") generated from insurance and reinsurance underwriting activities. As of September 30, 1997, "float" was about $7.6 billion, an increase of about $1.2 billion since January 1996. Due to the anticipated termination of several large reinsurance contracts and the recognition of underwriting gain on others, "float" is expected to decrease in the fourth quarter. The increase in net investment income for the first nine months of 1997 over 1996 also reflects the comparative increase in dividends earned from the Insurance Group's investment in US Airways Convertible Preferred Shares. For the first nine months of 1997 and 1996, Insurance Group members received dividends from this investment aggregating $70.4 million and $25.0 million, respectively.

    MANUFACTURING, MERCHANDISING AND SERVICES

    Results of operations of Berkshire's diverse non-insurance businesses are aggregated in the following table. Dollar amounts are in millions.

                                            Third Quarter                     First Nine Months
                                 --------------------------------   -----------------------------------
                                       1997              1996              1997               1996
                                 ---------------   --------------   ----------------   ----------------
                                 Amount      %      Amount    %      Amount      %      Amount       %
                                 -------   -----   ------   -----   --------   -----   --------   -----
Revenues........................ $871.9    100.0   $728.3   100.0   $2,541.6   100.0   $2,157.0   100.0
Costs and expenses..............  771.3     88.5    660.7    90.7    2,234.9    87.9    1,947.6    90.3
                                 ------    -----   ------   -----   --------   -----   --------   -----
Earnings before income taxes....  100.6     11.5     67.6     9.3      306.7    12.1      209.4     9.7
Applicable income taxes.........   41.1      4.7     26.5     3.6      124.0     4.9       83.1     3.9
Applicable minority interest....    1.4      0.1      1.1     0.2        3.9     0.2        3.1     0.1
                                 ------    -----   ------   -----   --------   -----   --------   -----
Net earnings.................... $ 58.1      6.7   $ 40.0     5.5   $  178.8     7.0   $  123.2     5.7
                                 ======    =====   ======   =====   ========   =====   ========   =====

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

MANUFACTURING, MERCHANDISING AND SERVICES (Continued)

    Revenues from these several and diverse business activities during 1997's third quarter and first nine months were greater by $143.6 million (19.7%) and $384.6 million (17.8%) than revenues recorded during the corresponding 1996 periods. The increases are primarily due to the acquisition at the end of 1996 of FlightSafety International, Inc. ("FlightSafety"). FlightSafety provides high technology training to operators of aircraft and ships throughout the world. See Notes to Interim Consolidated Financial Statements for additional information regarding this acquisition. In addition, third quarter 1997 revenues benefitted from the acquisition on July 2, 1997 of Star Furniture Company, the dominant retailer of home furnishings in Houston, Texas.

    Net earnings from this group of businesses were greater by $18.1 million (45.3%) during 1997's third quarter and $55.6 million (45.1%) during 1997's first nine months than net earnings reported in the corresponding prior year periods. The inclusion of FlightSafety's results during 1997 is primarily responsible for the improved results.

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

    During the fourth quarter 1997, the recently announced merger of Salomon Inc ("Salomon") with a subsidiary of Traveler's Group Inc. ("Traveler's") is expected to be completed. On the merger date, Berkshire subsidiaries will receive shares of common and preferred stock of Traveler's in exchange for the common and preferred shares of Salomon currently held. If the merger is completed as scheduled, and based upon the recent market price for Traveler's common stock, Berkshire will recognize in its fourth quarter Consolidated Statement of Earnings a pre-tax gain of approximately $625 million. However, most of this gain has already been reflected in Berkshire's consolidated shareholders' equity at September 30, 1997 as a component of "Unrealized appreciation of investments".

FINANCIAL CONDITION

    Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at September 30, 1997, was $28.0 billion or $22,694 per equivalent share of Class A Common Stock.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/97



                            PART II OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27   --   Financial Data Schedule



                                    SIGNATURE


        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BERKSHIRE HATHAWAY INC.
                                             -----------------------
                                                   (Registrant)


Date November 13, 1997                       /s/ Marc D. Hamburg
     -------------------                     ------------------------------
                                                    (Signature)
                                             Marc D. Hamburg, Vice President
                                             and Principal Financial Officer