Form 10-K
period 1997-12-31
BERKSHIRE HATHAWAY INC /DE/
filed 1998-03-30
CIK 109694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                         COMMISSION FILE NUMBER 1-10125

                            BERKSHIRE HATHAWAY INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                        04 2254452
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                         Identification number)

  1440 Kiewit Plaza, Omaha, Nebraska                         68131
(Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code (402) 346-1400

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                                 Name of each exchange on which registered

Class A Common Stock, $5.00 Par Value                   New York Stock Exchange
Class B Common Stock, $0.1667 Par Value                 New York Stock Exchange
1% Senior Exchangeable Notes due December 2, 2001       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant - $46,812,567,000*

Indicate number of shares outstanding of each of the Registrant's classes of common stock:

March 19, 1998 -- Class A Common Stock, $5 par value............1,197,970 shares
March 19, 1998 -- Class B Common Stock, $0.1667 par value.......1,296,398 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

          Document                                       Incorporated In
          --------                                       ---------------
Proxy Statement for Registrant's
      Annual Meeting to be held May 4, 1998                 Part III

* This aggregate value is computed at the last sale price of the common stock on March 19, 1998. It does not include the value of Class A Common Stock (546,792 shares) and Class B Common Stock (92 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

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

      Additionally, Berkshire Hathaway Inc. publishes the Buffalo News, a daily and Sunday newspaper in upstate New York. Other business activities conducted by non-insurance subsidiaries include training services to operators of aircraft and ships (FlightSafety International), manufacture and marketing of home cleaning systems and related accessories (sold principally under the Kirby name), manufacture and sale of boxed chocolates and other confectionery products (See's Candies), retailing of home furnishings (Nebraska Furniture Mart, R.C. Willey Home Furnishings and Star Furniture Company), and manufacture, import and distribution of footwear (H. H. Brown Shoe Company, Lowell Shoe, Inc. and Dexter Shoe Company). Berkshire also owns a number of other businesses engaged in a variety of activities, as identified herein.

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

      The Insurance Group maintains capital strength at unparalleled levels, significantly higher than normal in the industry. This strength differentiates Insurance Group members from their competitors. For example, the Insurance Group's ratio of net premiums written to year-end statutory surplus was approximately 13%in 1997 and 16% in 1996. In each year from 1993 through 1995, the Insurance Group's ratio was less than 10%. Comparatively, the industry's average net premiums-to-surplus ratio from 1992 through 1996 ranged from 105% to 140%, based upon statistics published by A.M. Best & Company. The Insurance Group's aggregate statutory surplus has grown from $10.4 billion at year-end 1992 to over $37 billion at year-end 1997. Insurance Group members are rated AAA by Standard & Poor's Corporation with respect to their claims-paying abilities and are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance. The obvious margins of safety thus provided to clients of the Insurance Group are particularly persuasive in marketing reinsurance contracts.

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

      GEICO Corp. is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company ("GEICO"), GEICO General Insurance Company ("GEICO General"), GEICO Indemnity Company ("GI"), and GEICO Casualty Company ("GEICO Casualty"). These companies offer primarily private passenger automobile insurance to individuals in 48 states and the District of Columbia. Collectively, GEICO Corp. companies are currently the seventh largest auto insurer, in terms of premium volume, in the United States. In 1997, aggregate net premiums written totaled $3.6 billion.

      GEICO, founded in 1936, is a multiple-line property and casualty insurer engaged primarily in writing private passenger automobile insurance for preferred-risk government employees and military personnel. To a lesser extent, GEICO writes homeowners, fire and boat owners insurance (businesses that GEICO has, since 1995, substantially reduced and plans to fully exit by 1999), and personal umbrella insurance for all qualified applicants. GEICO General writes private passenger automobile insurance for preferred-risk drivers not associated with the government or military. GI writes standard-risk private passenger automobile and motorcycle insurance. GEICO Casualty writes non-standard risk private passenger automobile insurance. Each of these companies market their policies primarily through direct response methods, in which applications for insurance are submitted directly to the companies by telephone or through the mail.

      Other active subsidiaries of GEICO Corp. include a variety of smaller entities engaged in the sale of insurance and insurance related products, real estate management, miscellaneous investment ventures, and other general corporate activities.

      Seasonal variations in GEICO Corp.'s property and casualty insurance businesses are not significant. However, extraordinary weather conditions or other factors may affect the frequency or severity of automobile claims and, to a diminishing degree, of homeowners claims. Weather related catastrophes can severely affect periodic underwriting results.

      GEICO Corp. companies compete most directly with companies that concentrate on preferred-risk private passenger automobile insurance. To an increasing degree, GEICO Corp. companies compete with companies that write private passenger automobile insurance for standard and non-standard risks.

      Private passenger automobile insurance is highly competitive and stringently regulated by state insurance departments. As a result, it is difficult for insurance companies to differentiate their products to consumers. Competition for preferred-risk private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided, whereas price tends to be the primary focus for other risks. GEICO Corp. companies' cost efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates. Some insurance companies exacerbate price competition by selling their products for a period of time at less than adequate rates, because they underestimate ultimate claim costs, or overestimate the amount of investment income they will earn on premiums before the claims are paid. Although certain rates are subject to regulatory approval, GEICO Corp. companies' six-month policy terms permit them to effectively manage premium rate changes.

      GEICO Corp. companies place great emphasis on customer satisfaction. Management believes that the name and reputation of the GEICO Corp. companies is a material asset and protects its name and other service marks through appropriate registrations.

      REINSURANCE ASSUMED -- The reinsurance division of National Indemnity, located in Stamford, Connecticut, provides excess-of-loss and quota-share reinsurance to other property and casualty insurers and reinsurers. Generally, an excess-of-loss reinsurance contract provides indemnification to the reinsured party against all or a portion of covered losses, subject to a specified limit, in excess of a specified retention. A quota-share reinsurance contract provides indemnification to the reinsured party on a pro-rata basis with respect to each covered loss under the contract. A quota-share contract may also provide for aggregate limits of indemnification.

      National Indemnity's clients and risks assumed are located throughout the world, but are primarily within the United States. Minimal organizational but huge financial resources are currently devoted to this business. From 1993 through 1997, annual net premiums written from reinsurance activities have ranged from $528.7 million (in 1993) to $955.4 million (in 1997). During the past five years, reinsurance assumed business included considerable amounts from catastrophe excess-of-loss contracts.

      In the early 1990's, Berkshire management perceived that declines in industry capacity occurred with respect to catastrophe excess-of-loss reinsurance coverages. Since then, National Indemnity wrote a number of such policies. In recent years, the amount of capital (i.e. capacity) devoted to the catastrophe excess-of-loss reinsurance business by the industry has increased, including additional capital raised by newly-formed entities. In addition, new types of catastrophe risk management products have been introduced in the financial markets. The effect of such increased insuring capacity is a reduction in opportunities to write this business at acceptable prices. However, the occasional acceptance of catastrophe excess-of-loss reinsurance contracts can produce considerable premiums.

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

      In National Indemnity's non-catastrophe reinsurance business, the concept of time-value-of money is an important element in establishing prices and contract terms, since the payment of losses under the agreements are often expected to occur over lengthy periods of time. Under the terms of most contracts, limits of indemnification may be subject to minimum and maximum payment amounts. Minimum payment requirements may originate in commutation (or termination) clauses that call for repayments to the reinsureds, on specified dates, of amounts not otherwise paid as losses. Transaction amounts and limits of indemnification are likely to be large and contracts may span a number of years. This business is accepted, in large part, because of the substantial amounts of policyholder funds ("float") that it produces.

      OTHER DIRECT INSURANCE BUSINESSES -- In Berkshire's other direct insurance businesses, Insurance Group members underwrite various lines of insurance coverages for primarily commercial accounts. National Indemnity and certain affiliates provide motor vehicle insurance to commercial truck and bus operators, which is written nationwide primarily through insurance agents and brokers. This business is based in Omaha, Nebraska.

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

      Other Insurance Group members market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states. These operations are referred to as the "Homestate Businesses" and are based in Colorado and Nebraska, with branch operations located in several other states. In addition, Cypress Insurance Company, based in California, writes principally workers' compensation policies for insureds located in California and a small number of other states.

      At the end of 1992, Berkshire acquired 82% of Central States Indemnity Company of Omaha ("CSI"). CSI, located in Omaha, Nebraska, offers credit card credit insurance marketed primarily through credit card issuers nationwide. CSI insures the credit card debt of policyholders should they become unemployed or disabled.

      In mid-1996, Berkshire acquired, through an 80.1% owned affiliate, Kansas Bankers Surety Company ("KBS"). KBS, based in Topeka, Kansas, provides primarily crime, fidelity, errors and omissions, officers and directors liability and related insurance coverages directed toward small and medium-sized banks throughout the midwestern United States.

 INVESTMENTS -- The volume of reinsurance assumed business in recent years, plus the acquisition of GEICO Corp. in 1996, has produced an exceptional increase in the amount of "float" held by the Insurance Group. "Float" is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges re reinsurance assumed, and related prepaid income taxes. The amount of float has grown from about $2.5 billion at the end of 1992 to about $7.3 billion at the end of 1997. The increases in the amounts of float plus the reinvested net earnings of the Insurance Group has generated meaningful increases in the levels of investments and investment income.

 Investment portfolios of Insurance Group members include meaningful equity ownership percentages of other publicly traded companies. Such investments at year-end 1997 include approximate ownership percentages of the common or capital stock of the following companies: American Express Company (10.5%), The Coca-Cola Company (8%), Federal Home Loan Mortgage Corporation ("Freddie Mac") (9.5%), The Gillette Company (8.5%), The Washington Post Company (16.5%), and Wells Fargo & Company (8%). Much information about these companies is available, including information released from time-to-time by the companies themselves.

NON-INSURANCE BUSINESSES OF BERKSHIRE

 Registrant's six non-insurance "reportable business segments" are described below.

      AVIATION TRAINING -- On December 23, 1996, FlightSafety International, Inc. ("FSI") became a wholly-owned subsidiary of Berkshire. Aggregate consideration of $1.5 billion was paid to former FSI shareholders, consisting of approximately $769 million in cash, 17,728 shares of Berkshire Class A Common Stock and 112,655 shares of Berkshire Class B Common Stock. FSI's corporate headquarters is located at LaGuardia Airport in Flushing, New York.

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

      A significant element of FSI's training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes more than 200 civil aviation simulators and training devices. FSI's training businesses are conducted primarily in the United States, with facilities located in 20 states. FSI also operates training facilities in Canada, China, France, United Kingdom and the Netherlands.

      FSI also designs and manufactures full motion flight simulators, visual displays, and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri. During 1997, FSI and Boeing Co., a leading airplane manufacturer, established a joint venture to provide pilot and aircrew training for Boeing's new airplane sales and airline customers around the world.

      CANDY - See's Candies produces boxed chocolates and other confectionery products with an emphasis on quality in two large kitchens in California. See's distributes its candies through its own retail stores - over 200 in number, located in 11 western and midwestern states, including Hawaii - and by mail order. A meaningful volume of candy business is also recorded for direct shipments made nationwide from its California based quantity order distribution centers.

      Seasonality in this business is extreme. Nearly 50% of each year's unit sales volume is generated during the last two months of the year, when quantity sales at reduced prices to businesses and other organizations augment the extremely high retail store and mail order volume during December.

      HOME CLEANING SYSTEMS -- This segment of Berkshire's business is principally represented by Kirby home cleaning systems and products, sold to approximately 835 independent authorized factory distributors in the United States and foreign countries. These factory distributors sell to the consumer or to independent authorized area distributors who sell to the consumer. Sales are made through in-the-home demonstrations by independent salespeople. Substantially all of Kirby's sales to distributors are for cash. A wholly-owned Berkshire subsidiary offers financing to about 720 authorized distributors in the United States. The distributors independently establish the prices at which they offer Kirby products. Kirby and its distributors believe they offer a premium product, and it is believed that the prices are generally higher than those of most of its major competitors.

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

      HOME FURNISHINGS -- The Nebraska Furniture Mart ("NFM"), 80% owned by Berkshire, operates a home furnishing retail business from a very large - approximately 400,000 square feet - retail complex and sizable warehouse facilities in Omaha, Nebraska. Types of merchandise offered by NFM include furniture, major appliances, electronics, computers, floor coverings, and other home furnishings. The business serves a trade area with a radius around Omaha of approximately 300 miles. An important feature of the business is its ability to control its costs and to produce a high business volume from offerings of significant value to its customers, while realizing highly satisfactory earnings.

      The Home Furnishings segment expanded significantly in June 1995, when Berkshire acquired 100 percent of the stock of R.C. Willey Home Furnishings ("R.C. Willey"). R.C. Willey, founded in 1932, is the dominant home furnishings retailer in Utah. R.C. Willey sells basically the same types of products as NFM. In addition, R.C. Willey provides significant levels of customer financing which compliment its retail operations. Based in Salt Lake City, R.C. Willey operates six full retail stores, a distribution center and two clearance facilities. These facilities -- which include more than 585,000 square feet of retail space -- are strategically located within a 35 mile radius of Salt Lake City and serve customers in 4 western states.

      The Home Furnishings segment expanded again in July 1997, when Berkshire acquired 100 percent of the outstanding stock of Star Furniture Company ("Star"). Star's retail, office and warehouse facilities, which include about 460,000 square feet of retail space in twelve locations, are located primarily in Houston, Texas. Star is a major furniture retailer in that market.

      NEWSPAPER -- The Buffalo News, a division of Berkshire, publishes a Sunday edition and nine editions each weekday from its headquarters in Buffalo, New York. It is the only metropolitan newspaper published daily within a ten county upstate New York distribution area that comprises one of the 50 largest primary market areas in the United States.

      Among newspapers published in those primary markets, The Buffalo News claims the highest percentage of its area household coverage, 66% on weekdays and 81% on Sundays. Berkshire management believes the "newshole" percentage (portion of the paper devoted to news) of The Buffalo News to be greater than any other dominant newspaper of its size or larger. During 1997 this percentage was approximately 57%.

      SHOES -- This segment includes H. H. Brown Shoe Company ("H. H. Brown"), Lowell Shoe, Inc. ("Lowell") and Dexter Shoe Company ("Dexter"). A description of each of these businesses follows.

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

      In addition to manufacturing its products at three facilities located in the United States and a facility in Canada, H. H. Brown sources shoes and shoe components offshore. The company markets its products entirely within the United States and Canada through a direct sales force of about 120 employees. Its customer base is primarily composed of small independent retailers and wholesalers who sell to workers in a variety of industries including construction, heavy manufacturing, agriculture and other light duty and service occupations.

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

      Dexter has four manufacturing facilities in Maine, two in Puerto Rico and one in the Dominican Republic. In addition to the manufacturing facilities, Dexter operates 95 factory outlet stores located in 16 states and Puerto Rico.

      The customer base is composed of independent retailers and department stores throughout the United States. Dexter's major customers are large department stores, including J. C. Penney and Nordstroms, specialty retailers such as Famous Footwear and military PX's. Additionally, Dexter exports its products to numerous foreign countries.

      OTHER NON-INSURANCE ACTIVITIES not identified with Berkshire business segments include the more than one dozen diverse manufacturing businesses of The Scott Fetzer Company. The largest revenue producer of these businesses is Campbell Hausfeld/Scott Fetzer Company, which manufactures and markets a variety of products including air compressors, air tools, painting systems, pressure washers, welders and generators.

      In April 1995, Berkshire acquired 100 percent of the stock of Helzberg's Diamond Shops, Inc. ("Helzberg's"). Helzberg's, based in North Kansas City, Missouri, operates a chain of over 180 retail jewelry stores in twenty-eight states. Most of Helzberg's stores are located in malls or power strip centers, and operate under the name Helzberg Diamonds. In addition, for many years Berkshire has owned an 85% interest in Borsheim's, a long established, high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles located in Omaha, Nebraska.

      Berkshire's finance group consists of several entities that are engaged in a variety of commercial and consumer financing activities. Included in this group is Berkshire Hathaway Life Insurance Company of Nebraska. Since 1993, this company has primarily sold annuity contracts that provide for periodic payments to claimants associated with settlements of personal injury claims. Additionally, the finance group includes Scott Fetzer Financial Group, Inc., which for many years through a subsidiary has provided financing of receivables related to products sold by the Home Cleaning Systems segment.

      On October 21, 1997, Berkshire and International Dairy Queen, Inc. ("IDQ") executed a definitive merger agreement, pursuant to which Berkshire would acquire IDQ through the merger of IDQ with and into a wholly-owned subsidiary of Berkshire. IDQ shareholders received total merger consideration of approximately $587.8 million, consisting of $ 264.5 million in cash and the remainder in Berkshire Class A and B stock. The merger was completed on January 7, 1998.

      IDQ develops, licenses and services a system of approximately 5,800 Dairy Queen stores that feature hamburgers, hot dogs, various dairy desserts and beverages. The company franchises Dairy Queen stores either directly with individual operators or indirectly through agreements with territorial operators, who then grant franchises to individual operators within a specific geographical territory. The company also directly owns and operates approximately 50 stores. IDQ supports and promotes the store operations of franchisees through product development, market testing, advertising, training and advisory services. IDQ creates and enforces quality control standards for franchisees. A major portion of IDQ's operating profit derives from franchise service fees paid by franchised stores and stores licensed by territorial operators.

      IDQ also sells equipment to stores and sells products used in store operations to a system of independently-owned warehouses that also purchase approved products from other suppliers. These warehouses in turn sell products to the Dairy Queen stores within specified geographical areas. The first Dairy Queen store was opened in 1940 and stores are currently located in 49 states, as well as Canada, Japan, and several other countries.

      The company also develops and services approximately 400 stores operating under the name of Orange Julius featuring blended fruit drinks and snack items and approximately 50 stores operating under the name of Karmelkorn featuring popcorn and other snacks items.

      Berkshire Hathaway Inc. and subsidiaries employed approximately 38,000 persons on an equivalent full-time basis at December 31, 1997.

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

ITEM 2.  PROPERTIES

      The physical properties used by the Registrant and its significant business segments are summarized below:

                                                                                Owned           Approx.
                                                                                  or            Square
    Business              Location                     Type of Property         Leased          Footage
--------------------------------------------------------------------------------------------------------
Company
Headquarters             Omaha, NE                     Offices                  Leased           7,000

Insurance                Omaha, NE, Chevy Chase,       Offices                  Owned        1,773,000
                           MD, Woodbury, NY,
                           Macon, GA, Dallas, TX,
                           & Fredricksburg, VA

                         Omaha, NE & various           Offices and              Leased         384,000
                           locations throughout          drive-in claims
                           the United States             facilities

Aviation Training        20 U.S. States, Canada,       Training Facilities      Owned          307,000
                           Netherlands, France,        Offices/Training         Leased       1,318,000
                           China and United Kingdom    Facilities

                           Oklahoma and Missouri       Manufacturing            Owned
                                                                                and leased      84,000

Candy                    Los Angeles, CA & South       Plants/Warehouses/
                            San Francisco, CA            Offices                Owned          625,000
                         California                    Warehouses/Offices       Leased         393,000
                         California & other            Retail outlets and       Leased         350,000
                            locations principally       quantity order centers
                            in western states           (210 locations)

Newspaper                Buffalo, NY                   Offices                  Owned          195,000
                         Buffalo, NY                   Printing Plant           Owned          150,000
                         New York &
                            Washington, D.C.           Offices/Warehouses       Leased          85,000

                                                                                Owned           Approx.
                                                                                  or            Square
    Business              Location                     Type of Property         Leased          Footage
--------------------------------------------------------------------------------------------------------
Home                     Omaha, NE, Salt Lake City,     Retail Stores           Owned           883,000
Furnishings                UT & other locations         Warehouses/Offices      Owned         1,756,000
                           in UT & NE

                         Salt Lake City, UT,            Retail Stores           Leased          569,000
                           Houston, TX and other        Warehouses/Offices      Leased          469,000
                           locations in UT, TX & IA

Home Cleaning            Cleveland, OH,
Systems                    Andrews, TX &                Plants/Warehouses/      Owned           465,000
                           Walnut Ridge, AR                Offices
                         Cleveland, OH                  Warehouses/Offices      Leased           23,000
                         Canada & England               Warehouses/Offices      Leased           22,000

Shoes                    Morganton, NC, Womelsdorf,
                           PA, Martinsburg, PA,
                           Hudson, NH, Dexter, ME &     Plants/Warehouses/
                           Canada                       Offices                 Owned         1,687,000
                         Greenwich, CT, Ontario, CA,
                           Morganton, NC, Skowhedgan,
                           ME, Newton, MA,
                           Northkingston, RI
                           Canada, Puerto Rico &        Plants/Warehouses/
                           Dominican Republic             Offices               Leased          771,000
                         46 U.S. locations              Retail Stores           Owned           316,000
                         67 U.S. & Puerto Rico locations Retail Stores          Leased          427,000

ITEM 3.  LEGAL PROCEEDINGS

      Litigation pending against the Company and its subsidiaries is not considered material or is ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a list of the Registrant's executive officers:

        Name           Age                  Position with Registrant      Since
-----------------      ---                  --------------------------    -----
Warren E. Buffett      67                   Chairman of the Board         1970
Marc D. Hamburg        48                   Vice President                1992
Charles T. Munger      74                   Vice Chairman of the Board    1978

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

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

  The Company's Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

                                                  1997                                               1996
                                                 ------                                             ------
                                    Class A *              Class B *                Class A *                 Class B *
                             --------------------      ----------------       --------------------       ----------------
                               High         Low          High     Low          High        Low            High          Low
                             -------      -------      ------    ------       -------    ---------       -------      -----
First Quarter..............  $37,900      $33,000      $1,264    $1,088       $38,000     $ 29,800         N/A          N/A
Second Quarter.............   48,600       35,900       1,624     1,197        36,000       30,000       $1,220      $  990
Third Quarter..............   48,300       41,300       1,608     1,377        33,500       30,500        1,117       1,005
Fourth Quarter.............   47,200       42,500       1,565     1,400        36,500       31,000        1,175       1,036

*Class B Common Stock was first issued on May 8, 1996. At that time Berkshire's then outstanding common stock was redesignated Class A Common Stock.

SHAREHOLDERS

 The Company had approximately 9,000 record holders of its Class A Common Stock and 8,600 record holders of its Class B Common Stock at March 6, 1998. Record owners included nominees holding at least 240,000 shares of Class A Common Stock and 1,100,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.

DIVIDENDS

 Berkshire has not declared a cash dividend since 1967.

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA FOR THE PAST FIVE YEARS
(dollars in millions, except per share data)

                                                       1997             1996             1995          1994             1993
                                                    ----------       ----------       ----------    ----------       ----------
REVENUES:

     Insurance premiums earned .................    $  4,761.1       $  4,117.8       $    957.5    $    923.2       $    650.7
     Sales and service revenues ................       3,577.5          3,061.2          2,755.9       2,351.9          1,962.9
     Interest and dividend income ..............         953.3            811.9            629.2         519.0            520.7
     Income from finance businesses ............          31.8             25.3             26.6          24.9             22.2
     Realized investment gain (1) ..............       1,106.3(2)       2,484.1(3)         194.1          91.3            546.4
                                                    ----------       ----------       ----------    ----------       ----------
     Total revenues ............................    $ 10,430.0       $ 10,500.3       $  4,563.3    $  3,910.3       $  3,702.9
                                                    ==========       ==========       ==========    ==========       ==========

EARNINGS:

     Before realized investment gain and
          cumulative effect of accounting change    $  1,198.1       $    883.4       $    669.9    $    491.9(4)    $    520.2(5)
     Realized investment gain (1) ..............         703.5(2)       1,605.2(3)         125.0          61.1            356.7
     Cumulative effect of change in accounting
          for income taxes .....................            --               --               --            --            (33.3)
                                                    ----------       ----------       ----------    ----------       ----------
     Net earnings ..............................    $  1,901.6       $  2,488.6       $    794.9    $    553.0       $    843.6
                                                    ==========       ==========       ==========    ==========       ==========

EARNINGS PER SHARE:

     Before realized investment gain and
          cumulative effect of accounting change    $   971.54       $   732.96       $   564.31    $   417.66(4)    $   449.90(5)
     Realized investment gain (1) ..............        570.47(2)      1,331.83(3)        105.30         51.88           308.50
     Cumulative effect of change in accounting
          for income taxes .....................            --               --               --            --           (28.80)
                                                    ----------       ----------       ----------    ----------       ----------
     Net earnings ..............................    $ 1,542.01       $ 2,064.79       $   669.61    $   469.54       $   729.60
                                                    ==========       ==========       ==========    ==========       ==========
YEAR-END DATA:

     Total assets ..............................    $ 56,110.9       $ 43,409.4       $ 28,711.4    $ 20,609.6       $ 18,697.5
     Borrowings under investment agreements
          and other debt (6) ...................       2,266.7          1,944.4          1,061.7         810.7            972.4
     Shareholders' equity ......................      31,455.2         23,426.3         16,738.7      11,651.5         10,140.2
     Class A equivalent common shares
          outstanding, in thousands ............         1,234            1,232            1,194         1,178            1,178
     Shareholders' equity per outstanding
          Class A equivalent share .............    $   25,488       $   19,011       $   14,025    $    9,893       $    8,610
                                                    ==========       ==========       ==========    ==========       ==========

----------

(1) The amount of realized investment gain/loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire's consolidated investment portfolio.

(2) In November 1997, Travelers Group Inc. completed its acquisition of Salomon Inc. A pre-tax realized gain of $677.9 million ($427.3 million after-tax) is included in 1997's results.

(3) In March 1996, The Walt Disney Company completed its acquisition of Capital Cities/ABC, Inc. A pre-tax realized gain related to this transaction of $2.2 billion ($1.4 billion after-tax) is included in 1996's results.

(4) Includes a charge of $172.6 million representing an other-than-temporary decline in value of investment in USAirWays Group, Inc. Preferred Stock.

(5) Includes a charge of $53.6 million representing the effect of the change in U.S. Federal income tax rates on deferred taxes applicable to unrealized appreciation.

(6)   Excludes borrowings of finance businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

               Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting minority interests and taxes.

                                                        (dollars in millions)
                                              ----------------------------------------
                                                  1997            1996            1995
                                              --------        --------        --------
Insurance segment, except realized gain       $  952.6        $  689.6        $  496.4
Non-Insurance business segments .......          225.8           157.0           133.3
Other businesses ......................           72.2            69.5            58.1
Interest expense ......................          (66.2)          (55.7)          (34.9)
Other .................................           13.7            23.0            17.0
                                              --------        --------        --------
      Earnings before realized gain ...        1,198.1           883.4           669.9
Realized gain .........................          703.5         1,605.2           125.0
                                              --------        --------        --------
      Net earnings ....................       $1,901.6        $2,488.6        $  794.9
                                              ========        ========        ========

      The business segment data (Note 15 to Consolidated Financial Statements) should be read in conjunction with this discussion.

      INSURANCE SEGMENT

      A summary follows of results to Berkshire from the insurance segment for the past three years.

                                                                        (dollars in millions)
                                                              ------------------------------------------
                                                                1997             1996             1995
                                                              --------         --------         --------
Premiums earned from:

      Direct insurance ................................       $3,794.5         $3,360.3         $  239.9
      Reinsurance assumed .............................          966.6            757.5            717.6
                                                              --------         --------         --------
                                                              $4,761.1         $4,117.8         $  957.5
                                                              ========         ========         ========
Underwriting gain (loss) attributable to:
      Direct insurance ................................       $  333.6         $  238.5         $   40.6
      Reinsurance assumed .............................          127.8             (7.8)           (21.0)
                                                              --------         --------         --------
                                                                 461.4            230.7             19.6
Net investment income .................................          872.9            712.1            575.8
Goodwill amortization .................................          (42.9)*          (42.6)*             --
                                                              --------         --------         --------
      Pre-tax earnings ................................        1,291.4            900.2            595.4
Income taxes ..........................................          330.4            203.3             92.0
Minority interest .....................................            8.4              7.3              7.0
                                                              --------         --------         --------
      Net earnings from insurance, except realized gain       $  952.6         $  689.6         $  496.4
                                                              ========         ========         ========

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

      A significant marketing strategy followed by all Insurance Group members is the maintenance of extraordinary capital strength. Statutory surplus as regards policyholders of the Insurance Group increased to approximately $37.2 billion at December 31, 1997. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into contracts of insurance specially designed to meet unique needs of sophisticated insurance and reinsurance buyers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      INSURANCE SEGMENT (Continued)

      Direct Insurance Underwriting

                     A summary follows of the combined underwriting results of Berkshire's direct insurance businesses, stated on the basis of generally accepted accounting principles ("GAAP").

                                                  (Dollars are in millions)
                                ------------------------------------------------------------------
                                        1997                   1996                   1995
                                -------------------     -------------------    -------------------
                                 Amount        %         Amount        %        Amount       %
                                --------   --------     --------   --------    --------   --------
Premiums written.............   $3,896.9                $3,389.7                 $247.2
                                ========                ========               ========
Premiums earned .............   $3,794.5      100.0     $3,360.3      100.0    $  239.9      100.0
                                --------   ========     --------   ========    --------   ========
Losses and loss expenses ....    2,744.3       72.3      2,516.6       74.9        90.0       37.5
Underwriting expenses .......      716.6       18.9        605.2       18.0       109.3       45.6
                                --------   --------     --------   --------    --------   --------
Total losses and expenses....    3,460.9       91.2      3,121.8       92.9       199.3       83.1
                                --------   ========     --------   ========    --------   ========
Underwriting gain-- pre-tax..   $  333.6                $  238.5               $   40.6
                                ========                ========               ========

               The net underwriting results from direct insurance in 1997 and 1996 include the results of GEICO Corporation ("GEICO"). Through its subsidiaries, GEICO provides primarily private passenger automobile coverages to insureds in 48 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company over the telephone or through the mail. This is a significant element in GEICO's strategy to be a low-cost provider of such coverages. In previous years, a relatively small percentage of GEICO's insurance business was derived from homeowner's and other non-automobile insurance coverages. In 1995, GEICO entered into an agreement with another major insurance provider that over time will allow it to effectively exit the homeowner's insurance business.

               GEICO's underwriting results for 1997 and 1996 are summarized below. Amounts for 1995 are shown for comparative purposes, although such amounts are not included in Berkshire's Consolidated Financial Statements.

                                                         (Dollars are in millions)
                                      ----------------------------------------------------------------------
                                             1997                       1996                   1995
                                      ------------------        -------------------     --------------------
                                        Amount       %            Amount        %         Amount          %
                                      --------     -----        --------      -----     --------       -----
Premiums written....................  $3,588.4                  $3,122.1                $2,855.8
                                      ========                  ========                ========
Premiums earned.....................  $3,481.8     100.0        $3,091.6      100.0     $2,787.0       100.0
                                      --------     -----        --------      -----     --------       -----
Losses and loss expenses............   2,630.1      75.5         2,424.9       78.4      2,254.2        80.9
Underwriting expenses...............     571.0      16.4           486.7       15.8        440.7        15.8
                                      --------     -----        --------      -----      -------       -----
Total losses and expenses...........   3,201.1      91.9         2,911.6       94.2      2,694.9        96.7
                                      --------     =====        --------      =====      -------       =====
Underwriting gain-- pre-tax.........  $  280.7                  $  180.0                  $ 92.1
                                      ========                  ========                 =======

               As shown in the table above, premiums earned by GEICO grew significantly during 1997 and 1996. Premiums earned by GEICO in 1997 exceeded amounts earned in 1996 by 12.6% and amounts earned in 1996 surpassed 1995 by 10.9%. The increases in premium volume were attributed to growth in voluntary auto insurance business partially offset by declines in involuntary residual auto market and homeowner's businesses. In-force policy growth for GEICO's core preferred-risk auto business was 12.8% in 1997 and 7.3% in 1996. Policy growth in standard and non-standard auto markets was 36.6% in 1997 and 33.5% in 1996 reflecting continued marketing efforts to offer rate quotes to potential customers who do not meet GEICO's preferred-risk underwriting guidelines. Voluntary new auto policy growth was 47.8% in 1997 as compared to 1996 and followed growth of 33.8% in 1996 as compared to 1995.

                Losses and loss expenses incurred during 1997 were 8.5% greater than amounts incurred during 1996. This followed a 7.6% increase in such costs during 1996 as compared to 1995. The loss and loss expense ratio, a measurement of the portion of earned premiums that were paid or reserved for losses and related claims handling expenses, was 75.5% in 1997, 78.4% in 1996, and 80.9% in 1995. The lower ratio in 1997 reflects milder weather conditions resulting in reduced frequency of auto physical damage claims and lower catastrophe losses. Catastrophe losses added 0.3% to the loss and loss expense ratio in 1997 compared to 1.7% in 1996 and 1.9% in 1995. Both 1997 and 1996 benefitted from reduced average severity of liability claims.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     INSURANCE SEGMENT (Continued)

     Direct Insurance Underwriting (continued)

               Underwriting expenses in 1997 for GEICO's businesses increased $84.3 million (17.3%) over 1996 and in 1996 increased $46.0 million (10.4%) over 1995. The increases reflect additional advertising and other costs incurred to generate the aforementioned in-force policy growth, as well as increased levels of administrative expenses, particularly profit-sharing costs.

               GEICO's underwriting performance during 1997 was exceptional and better than its pricing targets. Generally, the results produced by the industry with respect to private passenger auto insurance during this period have been good as well. GEICO has taken certain rate reductions in 1997 and will take further rate reductions in 1998 to adjust its rates to its pricing targets. Premium rates are also subject to downward pressure through competition and through the ordinary rate regulation processes of state insurance departments. In addition, while the level of claim costs (including catastrophe losses) in 1997 and 1996 have been relatively low, there is no assurance that these favorable conditions will continue. Accordingly, management expects that GEICO's underwriting profit margins will return to more normal levels as losses increase faster than premiums. Notwithstanding, Berkshire's management believes that GEICO's underwriting results will remain better than industry averages.

               Berkshire's other direct insurance businesses are comprised of a wide variety of smaller property/casualty activities. These businesses include:
National Indemnity Company's traditional commercial motor vehicle and specialty risk operations; five companies collectively referred to as "homestate" operations that provide primarily standard commercial coverages to insureds in an increasing number of states; Cypress Insurance Company, a provider of workers' compensation insurance in California and other states; Central States Indemnity Company, a provider of credit card credit insurance to individuals nationwide through financial institutions; and Kansas Bankers Surety Company, an insurer for primarily small and medium size banks located in the midwest.

               Collectively, the non-GEICO direct insurance businesses produced earned premiums of $312.7 million in 1997, $268.7 million in 1996 and $239.9 million in 1995. The increases in premiums earned in recent years were achieved by the homestate, credit card credit, and specialty risk operations offset by declines in the traditional commercial motor vehicle business. Net underwriting gains attributed to non-GEICO direct insurance activities were $52.9 million in 1997, $58.5 million in 1996 and $40.6 million in 1995.

    Reinsurance Assumed

               Underwriting results for the past three years, stated on a GAAP basis with respect to the reinsurance assumed business, are summarized in the following table.

                                                           (dollars in millions)
                                       --------------------------------------------------------------
                                            1997                     1996                1995
                                       -----------------      ------------------    -----------------
                                       Amount         %       Amount         %       Amount       %
                                       ------     ------      ------      ------    -------    ------
Premiums written...................    $955.4                 $715.5                $777.0
                                       ======                 ======                ======
Premiums earned ...................    $966.6      100.0      $757.5       100.0    $717.6      100.0
                                       ------     ------      ------      ------    ------     ------
Losses and loss expenses ..........     675.8       69.9       572.9        75.6     522.0       72.7
Underwriting expenses .............     163.0       16.9       192.4        25.4     216.6       30.2
                                       ------     ------      ------      ------    ------     ------
Total losses and expenses .........     838.8       86.8       765.3       101.0     738.6      102.9
                                       ------     ======      ------      ======    ------     ======
Underwriting gain (loss)--pre-tax..    $127.8                 $ (7.8)               $(21.0)
                                       ======                 ======                ======

                     Reinsurance premiums earned from catastrophe excess-of-loss policies totaled $309.9 million in 1997, $268.0 million in 1996 and $260.0 million in 1995. Management believes that increased industry capital devoted to this type of business and the lack of large catastrophic events in recent years is contributing to intensifying price competition in the catastrophe reinsurance markets. As a result, there are currently fewer opportunities to write catastrophe reinsurance coverages at acceptable prices. Management anticipates that the level of catastrophe reinsurance business accepted will decline in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      INSURANCE SEGMENT (Continued)

      Reinsurance Assumed (continued)

               The catastrophe reinsurance business produced net underwriting gains in 1997 of $283.0 million as compared to net underwriting gains of $167.0 million in 1996 and $152.1 million in 1995. During the 1995-1997 period, there were no truly large insured catastrophic events. Catastrophe losses incurred during 1997 were minimal. In 1996 and 1995, catastrophe losses incurred were $45.7 million and $39.4 million respectively. Underwriting results for 1997 also reflected lower underwriting expenses than in previous years.

               Berkshire's management continues to believe that, eventually, a large catastrophe event will occur that will produce a significant loss to the Insurance Group, although the timing of the loss cannot be predicted. The Insurance Group's exposure to loss from a single event with respect to in-force policies at year end 1997 is estimated at approximately $600 million after-tax. Accordingly, periodic underwriting results remain subject to extreme volatility. Berkshire's management is willing to accept such volatility provided there is a reasonable prospect of long-term profitability.

               Premiums earned from other property and casualty excess-of-loss and quota-share reinsurance contracts totaled $513.2 million in 1997, $484.5 million in 1996 and $450.7 million in 1995. These contracts often provide considerable amounts of indemnification in exchange for large premiums. Certain of these contracts, which produced annual premiums of approximately $200 million in 1997 and 1996, expired at the end of 1997 and are not expected to renew in 1998. Consequently, premiums earned in 1998 from other reinsurance activities may decline. Other property and casualty reinsurance contracts produced net underwriting losses of approximately $73.2 million in 1997, $101.0 million in 1996 and $97.7 million in 1995. Premiums from these types of reinsurance contracts are often based, in part, on time discounting of estimated loss payments because such payments are expected to occur over lengthy time periods. Estimated claim liabilities are established for financial reporting purposes without recognition of such discounting, thus producing underwriting losses. This business is accepted because of the large amounts of policyholder float that it generates.

               Premiums earned from retroactive reinsurance and structured settlement contracts were $143.5 million in 1997. Relatively minor amounts of premiums were earned from such contracts in 1996 and 1995. These contracts provide excess of loss coverage with respect to past loss events or periodic payments to claimants in connection with settled claims. Underwriting losses occur from such policies as a result of the recurring recognition of time value of money concepts--the amortization of deferred charges re reinsurance assumed and the accretion of discounted structured settlement liabilities. The amortization and accretion charges are reported as losses incurred, and because there is no offsetting premium income, as underwriting losses. Underwriting losses from retroactive reinsurance and structured settlement contracts were $82.0 million in 1997, $73.8 million in 1996 and $75.4 million in 1995.

      Insurance Segment Investment Income

               Following is a summary of Insurance Group net investment income for the past three years.

                                                                            (Dollars in millions)
                                                                       ------------------------------
                                                                         1997       1996       1995
                                                                        ------     ------     ------
          Investment income before taxes............................... $872.9     $712.1     $575.8
          Applicable income taxes .....................................  169.0      122.6       84.8
          Applicable minority interest ................................    6.4        5.7        5.0
                                                                        ------     ------     ------
          Investment income after taxes and minority interest.......... $697.5     $583.8     $486.0
                                                                        ======     ======     ======


               Investment income of the Insurance Group in 1997 exceeded amounts earned in 1996 by $160.8 million (22.6%). Investment income earned in 1997 reflects increased dividend income and taxable interest income, partially offset by lower tax-exempt interest income. Dividends earned from the Insurance Group's investment in US Airways Group, Inc. ("US Airways") Cumulative Convertible Preferred Stock, including amounts previously in arrears, were $78.4 million in 1997 and $46.5 million in 1996. No dividends were earned in 1995 from this investment. During the first quarter of 1998, Berkshire expects to convert the US Airways preferred shares, which have been called for redemption, into common shares of that company. Dividends earned by the Insurance Group in 1998 may decline from amounts earned in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    INSURANCE SEGMENT (Continued)

    Insurance Segment Investment Income (Continued)

               Net investment income in 1997 and 1996 includes the investment results of GEICO, which became a wholly-owned subsidiary in January 1996. Investment income generated by GEICO was $262.1 million in 1997 and $227.2 million in 1996. Investment income before taxes of the Insurance Group in 1995 includes $112.6 million representing the equity in net earnings of GEICO less a charge for amortization of related goodwill.

               Insurance Group members continue to generate significant levels of investment income from maintaining large levels of invested assets. Increases in invested assets in recent years derive from reinvested earnings of the Group and additional capital contributions, as well as increases in the amounts of "float". Reinvested earnings of the Insurance Group and capital contributions over the three year period ending December 31, 1997 were approximately $5.5 billion. Float represents the sum of unpaid losses and loss expenses, unearned premiums, and other liabilities to policyholders less the aggregate of premiums and reinsurance balances receivable, deferred policy acquisition costs, deferred charges re reinsurance assumed and related prepaid income taxes. Total float was approximately $7.3 billion at year end 1997.

               Income tax expense as a percentage of investment income before taxes was 19.4% in 1997, 17.2% in 1996 and 14.7% in 1995. Investment income in each of these years includes substantial amounts of interest on municipal obligations and dividends and earnings from equity investments that are effectively taxed at rates below the full statutory federal rate.

    NON-INSURANCE BUSINESS SEGMENTS

               A summary follows of results to Berkshire from these identified business segments for the past three years.

                                                         (dollars in millions)
                                 -------------------------------------------------------------------
                                         1997                 1996                    1995
                                 -------------------    -------------------    ---------------------
                                  Amount        %        Amount       %         Amount        %
                                 --------   --------    --------   --------    --------     --------
Revenues .....................   $2,297.8      100.0    $1,812.3      100.0    $1,617.2        100.0
Cost and expenses ............    1,905.9       83.0     1,552.7       85.7     1,391.4         86.0
                                 --------   --------    --------   --------    --------     --------
Operating profit .............      391.9       17.0       259.6       14.3       225.8         14.0
Income taxes .................      163.2        7.1       100.2        5.5        90.5          5.6
Minority interest ............        2.9        0.1         2.4        0.1         2.0          0.1
                                 --------   --------    --------   --------    --------     --------
Contribution to net earnings..   $  225.8        9.8    $  157.0        8.7    $  133.3          8.3
                                 ========   ========    ========   ========    ========     ========

      A comparison of revenues and operating profits between 1997, 1996 and 1995 for each of the six identifiable non-insurance business segments follows.

                                                    (dollars in millions)                          Operating Profit
                               ----------------------------------------------------------------  ----------------------
                                         Revenues                     Operating Profits            as a % of Revenues
                               ------------------------------   -------------------------------  ----------------------
Segment                          1997      1996       1995        1997        1996       1995    1997    1996     1995
--------                       --------  ---------  ---------   --------   ---------   --------  ----- -------   ------
Aviation training............   $ 410.9   $    8.4   $   --       $118.6      $  2.7    $  --     28.9    32.1      --
Candy........................     269.2      248.9      233.6       57.6        50.9       49.3   21.4    20.4     21.1
Home cleaning systems........     253.5      253.7      235.6       66.5        62.5       52.6   26.2    24.6     22.3
Home furnishings.............     667.1      586.6      428.1       53.7        41.0       28.1    8.0     7.0      6.6
Newspaper....................     155.5      154.2      154.8       55.4        49.8       46.3   35.6    32.3     29.9
Shoes........................     541.6      560.5      565.1       40.1        52.7       49.5    7.4     9.4      8.8
                                -------   --------   --------     ------      ------     ------
                               $2,297.8   $1,812.3   $1,617.2     $391.9      $259.6     $225.8
                               ========   ========   ========     ======      ======     ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    NON-INSURANCE BUSINESS SEGMENTS (continued)

      1997 compared to 1996

               Revenues from the six identifiable non-insurance business segments of $2,297.8 million increased $485.5 million (26.8%) from the prior year. The overall operating profit from these business segments of $39l.9 million increased $132.3 million (51.0%). The acquisition of FlightSafety International ("FlightSafety") at the end of 1996 accounts for a substantial portion of these increases. The following is a discussion of significant matters impacting comparative results for each of the non-insurance business segments.


            Aviation Training

               On December 23, 1996, FlightSafety became a wholly-owned subsidiary of Berkshire. FlightSafety provides high technology training to operators of aircraft and ships. Total training systems are used which include sophisticated simulators and training devices, computer based training and professional instructors. FlightSafety's worldwide clients include corporations, airlines, the military and government agencies. Revenues and operating profits for 1996 as shown in the preceding table only reflect the results for the last eight days of 1996. For the full year of 1996, FlightSafety revenues were $363.7 million and pro forma operating profits were $90.2 million (after adjusting for goodwill amortization which would have been reflected in FlightSafety's results had the acquisition occurred at the beginning of 1996). FlightSafety's operating results during 1997 were excellent reflecting increased revenues and operating margins. Management expects continued positive results from this business.

            Candy

               Revenues of the candy segment increased $20.3 million (8.2%) over comparable prior year amounts. Total pounds of candy sold increased about 5.5%. Substantially all of the volume increase arose from See's quantity order, mail order and licensee programs. Pounds sold during 1997 from quantity order and mail order programs increased about 10% over 1996's volume. Operating profits increased $6.7 million (13.2%) over comparable prior year amounts.

            Home Cleaning Systems

               Revenues of the home cleaning systems segment (which consists of products sold principally under the Kirby name) were relatively unchanged and operating profits increased $4.0 million (6.4%) over comparable prior year amounts. Unit sales volume in foreign markets, which comprise about 30% of total volume, increased about 4%. However, domestic unit sales volume decreased 9%. The decline in domestic volume was due to ineffective recruiting and training of independent dealers. Management has addressed the problem and during early 1998, sales volume is exceeding 1997 levels. Offsetting the impact of the volume decline was the fact that during 1997, an improved model was introduced which was sold at higher prices than the prior model.

            Home Furnishings

               Revenues from this segment increased in 1997 by $80.5 million (13.7%) over the prior year. A major portion of this increase (about 75%) relates to the acquisition on July 1, 1997 of Star Furniture Company ("Star"). Star is headquartered in Houston, Texas and is a major retailer of home furnishings in that market. Additionally, Star has locations in other cities in Texas. Operating profits of $53.7 million were $12.7 million (31.0%) greater in 1997 than in the prior year. Star's inclusion in this segment's results for the last half of 1997 accounts for almost 50% of the comparative increase. The remainder of the increase arose primarily from increased sales and improved margins at Nebraska Furniture Mart and R.C. Willey.

            Newspaper

               Operating profits during 1997 of $55.4 million increased $5.6 million (11.2%) over the comparable 1996 amount. Much of the increase in comparative operating profits arose because the average cost of newsprint in 1997 was about 13.6% less than 1996's average. However, it should be noted that by year end 1997 the cost of newsprint was above the average cost in 1997 and management believes the cost will remain at such levels for at least the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    NON-INSURANCE BUSINESS SEGMENTS (Continued)

      1997 compared to 1996 (continued)

            Shoes

               This segment includes H. H. Brown Shoe Company, Inc., Lowell Shoe, Inc. and Dexter Shoe Companies. These businesses manufacture and distribute work, dress, casual and athletic footwear. In addition, over 100 retail shoe stores are included in this segment. Revenues for this segment decreased by $18.9 million (3.4%) in 1997 as compared to 1996. Operating profits of $40.1 million decreased $12.6 million (23.9%). The unfavorable results are primarily due to disappointing results at Dexter where sales volume declined about 12% in 1997 as compared to 1996. Management at Dexter is repositioning its brand to be more competitive in a highly discount oriented retail environment. It has implemented a brand marketing strategy that includes global advertising to better promote its products and brand. Management anticipates that a substantial portion of the lost volume will be recovered in 1998.

      1996 compared to 1995

               Revenues from the non-insurance business segments increased $195.1 million (12.1%) in 1996 as compared to 1995. The most significant revenue increase arose in the "home furnishings" segment where revenues increased $158.5 million (37.0%) over the comparable prior year figures. The inclusion of R.C. Willey's results for a full year in 1996 versus six months in 1995 accounts for the comparative increase. Operating profits of $259.6 million during 1996 increased $33.8 million (15.0%) from the comparable 1995 amount. As reflected in the preceding table, each segment reported increased operating profits in 1996 as compared to 1995.


    BUSINESS OTHER THAN IDENTIFIED SEGMENTS

                                                               (dollars in millions)
                                                   ----------------------------------------------
                                                     1997                  1996           1995
                                                   --------             --------         --------
Revenues.......................................    $1,349.4             $1,306.2         $1,179.6
                                                   ========             =========        ========
Operating profits..............................      $123.4               $116.1           $101.2
  Income taxes.................................        48.3                 44.6             40.8
  Minority interest............................         2.9                  2.0              2.3
                                                     ------               ------           ------
Contribution to net earnings...................    $   72.2             $   69.5          $  58.1
                                                   ========             =========        ========

               The above represent aggregate data for businesses that numbered 28 in 1997. Revenues from businesses not identified with specific business segments increased by $43.2 million (3.3%) in 1997 as compared to the prior year. Operating profits from this group of businesses increased by $7.3 million (6.3%) in 1997 versus the prior year.

    INTEREST EXPENSE AND OTHER

               The increase in interest expense in 1997 as compared to 1996 is primarily due to the issuance during late 1996 of $500 million principal amount of 1% Senior Exchangeable Notes, due December 2, 2001. For additional information regarding these notes, see Note 9 to Consolidated Financial Statements.

               Other earnings consist primarily of investment income of Berkshire and its non-insurance subsidiaries offset by Berkshire's corporate costs (including charges related to Berkshire's shareholder designated contribution program). The decrease in 1997 as compared to 1996 primarily relates to a decrease in interest income earned by Berkshire.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      REALIZED INVESTMENT GAIN (continued)

      The Consolidated Statement of Earnings for 1997 reflects a pre-tax realized investment gain of $1.1 billion ($703.5 million after-tax). A significant portion ($677.9 million pre-tax) of this gain resulted from Travelers Group Inc.'s acquisition of Salomon Inc. See Notes 5 and 9 to Consolidated Financial Statements for additional details regarding this transaction.

      The Consolidated Statement of Earnings for 1996 reflects a pre-tax realized investment gain of $2.5 billion ($1.6 billion after-tax). Most of this gain resulted from The Walt Disney Company's ("Disney") acquisition of Capital Cities/ABC, Inc. ("Capital Cities"). Prior to the acquisition, subsidiaries of Berkshire owned common stock of Capital Cities that had been acquired in 1986 for an aggregate cost of $345.0 million. In exchange for the Capital Cities common stock, Berkshire subsidiaries received cash and Disney common stock having an aggregate value of $2.5 billion.

      While the effects of these transactions are material to the Consolidated Statements of Earnings, the completion of these acquisitions had a minimal impact on Berkshire's shareholders' equity. This is due to the fact that Berkshire's investments in Salomon Inc and Capital Cities had been carried in prior periods' consolidated financial statements at market value with unrealized gains, net of tax, reported as a separate component of shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

               Berkshire's Consolidated Balance Sheet as of December 31, 1997, reflects continuing capital strength. In the past three years, Berkshire shareholders' equity has increased from approximately $11.7 billion at December 31, 1994, to approximately $31.5 billion at December 31, 1997. In that three-year period, realized and unrealized securities gains increased equity capital by approximately $15 billion, and reinvested earnings, other than realized securities gains, were about $2.8 billion.

MARKET RISK DISCLOSURES


               Berkshire's Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Due to Berkshire's significant level of investments in equity securities and, to a lesser degree, in certain securities with fixed maturities (convertible preferred stocks), equity price fluctuations represent the largest market risk factor affecting Berkshire's consolidated financial position. The following sections address the significant market risks associated with Berkshire's financial activities as of year end 1997.

      EQUITY PRICE RISK

               Strategically, Berkshire management strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire's management prefers, if possible to make an investment in each investee in a size that is meaningful in relation to Berkshire's investment portfolio. Accordingly, Berkshire's equity investments are concentrated in relatively few investees. As of December 31, 1997, over 60% of the total fair value of investments in equity securities is concentrated in three investees. See Note 4 to Consolidated Financial Statements.

               Berkshire's investment strategy contemplates that most investments will be held for very long periods of time. Berkshire generally does not acquire investments for trading purposes. Thus, Berkshire management is not necessarily concerned with short term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Berkshire maintains above average levels of shareholder capital to provide a margin of safety against short term equity price volatility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      EQUITY PRICE RISK (continued)

            The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

            In addition to common stock investments, Berkshire's investments in preferred stocks and its obligations with respect to the 1% Senior Exchangeable Notes are subject to equity price risks. As of December 31, 1997, approximately 97% of the total fair value of preferred stocks is comprised of convertible preferred shares of Travelers and US Airways. As of that date, the market prices of the common stocks into which these preferred shares are convertible far exceeded the related conversion prices. The Exchange Notes are, under certain conditions, exchangeable into shares of Travelers common stock. As of December 31, 1997 the market price of Travelers common stock far exceeded the current exchange price of the Exchange Notes. Therefore, the fair values of preferred stock investments and the Exchange Notes are primarily subject to equity price risk.

            The table below summarized Berkshire's equity price risks as of December 31, 1997 and shows the effects of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 1997. A comparison of quarter end stock prices on the individual stocks within the Company's equity portfolios over the three years ending December 31, 1997 indicated that the change from one quarter end to the next was 20% or less approximately 90% of the time. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the concentration existing in Berkshire's investment portfolio.

                                                                          (dollars in millions)
                                            --------------------------------------------------------------------------------
                                                                                       Estimated            Hypothetical
                                                                                   Fair Value after          Percentage
                                            Fair Value at         Hypothetical       Hypothetical      Increase (Decrease) in
                                            December 31, 1997     Price Change     Change in Prices     Shareholders' Equity
                                            -----------------     ------------     ----------------    ---------------------

      Equity securities...................     $36,247.7          20% increase          $43,497.2               15.0
                                                                  20% decrease           28,998.2              (15.0)

      Convertible preferred stocks........       1,279.7          20% increase            1,535.4                 *
                                                                  20% decrease            1,023.7                 *

      1% Senior Exchangeable Notes........         780.0          20% increase              936.0                 *
                                                                  20% decrease              624.0                 *

      * Less than 1%


      INTEREST RATE RISK

            Berkshire's management prefers to invest in equity securities or to acquire entire businesses based upon the principles discussed in the preceding section on equity price risk. When unable to do so, management may alternatively invest in bonds or other interest rate sensitive instruments. Berkshire's strategy is to make investments that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. Generally investments in interest rate sensitive instruments are not made for trading purposes. The Company does not actively utilize stand-alone derivatives to manage interest rate risks.

            The Company has historically utilized a modest level of corporate borrowings and debt. Further, Berkshire strives to maintain the highest credit ratings so that the cost of debt is minimized. Berkshire customarily utilizes debt or debt-like instruments in its finance businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            INTEREST RATE RISK (continued)

               Berkshire's fixed maturity investments and borrowings under investment agreements and other debt are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

               The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. The hypothetical fair values are based upon the same prepayment assumptions utilized in computing fair values at December 31, 1997. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the table which follows.

                                                                       (dollars in millions)
                                           -----------------------------------------------------------------------------------
                                                                                      Estimated
                                                                  Hypothetical        Fair Value after     Hypothetical
                                                                    Change in         Hypothetical          Percentage
                                           Fair Value at         Interest Rate         Change in        Increase (Decrease) in
                                           December 31, 1997     (bp=basis points)     Interest Rate     Shareholders' Equity
                                           -----------------     -----------------   -----------------  ---------------------
Assets:
US Treasury securities and
   obligations of US government
   corporations and agencies............      $6,490.6             100 bp decrease      $7,693.2                2.5
                                                                   100 bp increase       5,454.0               (2.1)
                                                                   200 bp increase       4,766.8               (3.6)
                                                                   300 bp increase       4,198.7               (4.7)

Other fixed maturity investments(1).....       2,527.4             100 bp decrease       2,589.8                 *
                                                                   100 bp increase       2,402.6                 *
                                                                   200 bp increase       2,307.4                 *
                                                                   300 bp increase       2,217.5                 *

Assets of finance businesses(2).........       1,311.2             100 bp decrease       1,420.9                 *
                                                                   100 bp increase       1,188.9                 *
                                                                   200 bp increase       1,094.5                 *
                                                                   300 bp increase       1,012.9                 *

Liabilities:
Borrowings under investment
   agreements and other debt(3)........        1,482.0             100 bp decrease       1,534.7                 *
                                                                   100 bp increase       1,409.5                 *
                                                                   200 bp increase       1,354.3                 *
                                                                   300 bp increase       1,302.7                 *

Liabilities of finance businesses......        1,149.4             100 bp decrease       1,344.8                 *
                                                                   100 bp increase         989.3                 *
                                                                   200 bp increase         859.8                 *
                                                                   300 bp increase         753.6                 *

* Less than 1%

  (1) Excludes preferred stocks (See Equity Price Risk)

  (2) Excludes cash and cash equivalents

  (3) Excludes 1% Senior Exchangeable Notes (See Equity Price Risk)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      COMMODITY PRICE RISK

               As of December 31, 1997, Berkshire was party to derivative contracts with respect to crude oil and had commitments to purchase silver at future dates. Such contracts provide that Berkshire acquire the commodity at a fixed price at fixed future dates. At expiration, the derivative crude oil contracts are settled by a net amount equal to the difference between the then current price of crude oil and the fixed contract price. The silver contracts are settled by the delivery of silver to Berkshire in exchange for cash payments. These contracts were not entered into to offset any specific underlying commodity price risks associated with Berkshire's business activities.

               Berkshire is subject to commodity price risk to the extent that crude oil and/or silver market prices deviate from the fixed contract settlement prices. As of December 31, 1997, the aggregate contract or notional amounts of these commitments were less than 3% of Berkshire's consolidated shareholders' equity. Therefore, any significant change in price in either of these commodities would not have a material impact on Berkshire's financial condition.

YEAR 2000 ISSUE

               Many computer systems used today may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. Berkshire and its subsidiaries have been engaged in assessing this Year 2000 issue as it relates to their businesses, including their electronic interactions with banks, vendors, customers, and others. This project, along with developing and implementing solutions to the Year 2000 issue, is continuing. Management currently anticipates that the project will be substantially completed well in advance of year end 1999, and will not have a material impact on Berkshire's consolidated financial results or position. Berkshire's consolidated financial results could also be adversely affected if one or more of the companies in which it has material investments were materially adversely affected by the Year 2000 issue.

FORWARD-LOOKING STATEMENTS

               Investors are cautioned that certain statements contained in this document, including but not limited to those under the caption "Market Risk Disclosures", as well as some statements by the Company in periodic press releases and some oral statements of Company officials during presentations about the company, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions, or which, like those under "Market Risk Disclosure" involve hypothetical events. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance and the Company has no specific intention to update these statements.

               Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire's significant investees (see discussion under "Market Risk Disclosure"), the occurrence of one or more catastrophic events, such as an earthquake or hurricane, that causes losses insured by members of Berkshire's Insurance Group, changes in insurance laws or regulations, changes in Federal income tax laws, as well as general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business, especially those affecting the property and casualty insurance industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               See "Market Risk Disclosures" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

                We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 6, 1998

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)

                                                                             DECEMBER 31,
                                                                       -----------------------
                                                                          1997          1996
                                                                       ---------     ---------
                              ASSETS
Cash and cash equivalents ........................................     $ 1,002.4     $ 1,339.8
Investments:
  Securities with fixed maturities ...............................      10,297.8       6,446.9
  Equity securities ..............................................      36,247.7      27,750.6
Receivables ......................................................       1,711.5       1,523.2
Inventories ......................................................         639.0         619.6
Assets of finance businesses .....................................       1,248.8         968.8
Property, plant and equipment ....................................       1,056.5       1,034.2
Goodwill of acquired businesses ..................................       3,066.5       3,110.3
Other assets .....................................................         840.7         616.0
                                                                       ---------     ---------
                                                                       $56,110.9     $43,409.4
                                                                       =========     =========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ..............................     $ 6,850.5     $ 6,274.4
Unearned premiums ................................................       1,273.7       1,183.5
Accounts payable, accruals and other liabilities .................       2,202.3       2,556.8
Income taxes, principally deferred ...............................      10,538.8       6,837.6
Borrowings under investment agreements and other debt ............       2,266.7       1,944.4
Liabilities of finance businesses ................................       1,067.2         851.3
                                                                       ---------     ---------
                                                                        24,199.2      19,648.0
                                                                       ---------     ---------
Minority shareholders' interests .................................         456.5         335.1
                                                                       ---------     ---------
Shareholders' equity:
  Common Stock: *
    Class A Common Stock, $5 par value, 1,366,090 and 1,376,188
      shares issued; 1,197,888 and 1,206,120 shares outstanding ..           6.8           6.9
    Class B Common Stock, $0.1667 par value, 1,087,156 and 783,755
      shares issued and outstanding ..............................           0.2           0.1
  Capital in excess of par value .................................       2,347.1       2,274.1
  Unrealized appreciation of investments .........................      18,197.9      12,143.9
  Retained earnings ..............................................      10,934.3       9,032.7
                                                                       ---------     ---------
                                                                        31,486.3      23,457.7
  Less: Cost of 168,202 and 170,068 Class A common shares in
      treasury ...................................................          31.1          31.4
                                                                       ---------     ---------
             Total shareholders' equity ..........................      31,455.2      23,426.3
                                                                       ---------     ---------
                                                                       $56,110.9     $43,409.4
                                                                       =========     =========

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,234,127 shares outstanding at December 31, 1997 versus 1,232,245 outstanding at December 31, 1996.

           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                                     YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                                           1997             1996              1995
                                                       ------------     ------------     ------------
     REVENUES:

  Insurance premiums earned ......................     $    4,761.1     $    4,117.8     $      957.5
  Sales and service revenues .....................          3,577.5          3,061.2          2,755.9
  Interest, dividend and other investment income .            953.3            811.9            629.2
  Income from finance businesses .................             31.8             25.3             26.6
  Realized investment gain .......................          1,106.3          2,484.1            194.1
                                                       ------------     ------------     ------------
                                                           10,430.0         10,500.3          4,563.3
                                                       ------------     ------------     ------------
COST AND EXPENSES:

  Insurance losses and loss adjustment expenses ..          3,420.1          3,089.5            612.0
  Insurance underwriting expenses ................            879.6            797.6            325.0
  Cost of products and services sold .............          2,186.9          1,884.0          1,706.7
  Selling, general and administrative expenses ...            920.8            861.9            759.6
  Goodwill amortization ..........................             83.1             61.7             16.3
  Interest expense ...............................            111.9             99.7             59.3
                                                       ------------     ------------     ------------
                                                            7,602.4          6,794.4          3,478.9
                                                       ------------     ------------     ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST          2,827.6          3,705.9          1,084.4
  Income taxes ...................................            897.7          1,196.8            276.2
  Minority interest ..............................             28.3             20.5             13.3
                                                       ------------     ------------     ------------
NET EARNINGS .....................................     $    1,901.6     $    2,488.6     $      794.9
                                                       ============     ============     ============


  Average common shares outstanding * ............        1,233,192        1,205,257        1,187,102

NET EARNINGS PER COMMON SHARE * ..................     $      1,542     $      2,065     $        670
                                                       ============     ============     ============


* Average shares outstanding for 1997 and 1996 include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount or $51 per share for 1997 and $69 per share for 1996.

           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------------
                                                                                        1997          1996          1995
                                                                                      --------      --------      --------
Cash flows from operating activities:
     Net earnings...............................................................     $ 1,901.6     $ 2,488.6      $  794.9
     Adjustments to reconcile net earnings to cash flows ........................
     from operating activities:
          Realized investment gain ..............................................     (1,106.3)     (2,484.1)       (194.1)
          Depreciation and amortization .........................................        227.3         151.6          75.7
          Changes in assets and liabilities before effects from business acquisitions:
               Losses and loss adjustment expenses ..............................        576.1         352.1         268.6
               Deferred charges re reinsurance assumed ..........................       (142.3)         51.8          51.0
               Unearned premiums ................................................         90.2          (8.8)         66.9
               Receivables ......................................................       (120.2)       (127.1)        (35.4)
               Accounts payable, accruals and other liabilities .................        547.4         558.3         228.2
               Income taxes .....................................................        382.8         221.9         (29.9)
          Other .................................................................        (21.0)         55.7         (98.0)
                                                                                      --------      --------      --------
                 Net cash flows from operating activities .......................      2,335.6       1,260.0       1,127.9
                                                                                      --------      --------      --------
Cash flows from investing activities:
     Purchases of securities with fixed maturities ..............................     (6,837.3)     (2,464.7)       (273.9)
     Purchases of equity securities .............................................       (714.3)     (1,423.4)     (1,459.9)
     Proceeds from sales of securities with fixed maturities ....................      3,397.5         277.5         669.7
     Proceeds from redemptions and maturities of securities
          with fixed maturities .................................................        779.6         791.9         954.6
     Proceeds from sales of equity securities ...................................      2,015.6       1,531.0       1,352.7
     Loans and investments originated in finance businesses .....................       (491.1)       (577.1)       (381.2)
     Principal collection on loans and investments
          originated in finance businesses ......................................        276.0         351.5         363.0
     Acquisitions of businesses, net of cash acquired ...........................       (774.9)     (1,975.3)           --
     Other ......................................................................       (182.3)        (19.2)        (11.4)
                                                                                      --------      --------      --------
                 Net cash flows from investing activities .......................     (2,531.2)     (3,507.8)      1,213.6
                                                                                      --------      --------      --------
Cash flows from financing activities:
     Proceeds from borrowings of finance businesses .............................        157.5         285.1         265.7
     Proceeds from other borrowings .............................................      1,073.6       1,604.3       1,232.7
     Repayments of borrowings of finance businesses .............................       (214.1)       (427.3)       (232.1)
     Repayments of other borrowings .............................................     (1,111.8)     (1,170.0)     (1,151.7)
     Net proceeds from issuance of Class B Common Stock .........................           --         565.0            --
     Other ......................................................................         (1.4)         (3.5)         (1.5)
                                                                                      --------      --------      --------
                 Net cash flows from financing activities .......................        (96.2)        853.6         113.1
                                                                                      --------      --------      --------
                 Increase (decrease) in cash and cash equivalents ...............       (291.8)     (1,394.2)      2,454.6
Cash and cash equivalents at beginning of year ..................................      1,350.3       2,744.5         289.9
                                                                                      --------      --------      --------
Cash and cash equivalents at end of year * ......................................     $1,058.5      $1,350.3      $2,744.5
                                                                                      ========      ========      ========
* Cash and cash equivalents at end of year are comprised of the following:
                 Finance businesses..............................................     $   56.1      $   10.5      $   40.7
                 Other ..........................................................      1,002.4       1,339.8       2,703.8
                                                                                      --------      --------      --------
                                                                                      $1,058.5      $1,350.3      $2,744.5
                                                                                      ========      ========      ========

           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.

                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                              (dollars in millions)

                                                                                    Unrealized
                                                        Par Value       Capital in  Appreciation                 Class A
                                                       Common Stock     Excess of       of         Retained      Treasury
                                                    Class A   Class B   Par Value   Investments    Earnings      Stock
                                                   --------- ---------  --------    -----------    ---------     ---------
Balance December 31, 1994 ....................     $     6.9   $    --  $ 656.1    $ 5,276.9      $ 5,749.2     $    37.6
Net earnings .................................            --        --       --           --          794.9            --
Increase in unrealized appreciation
     included in carrying value of investments            --        --       --      6,177.1             --            --
Increase in deemed applicable deferred
     income taxes ............................            --        --       --     (2,176.2)            --            --
Increase in minority interest in unrealized
     appreciation ............................            --        --       --        (57.1)            --            --
Common stock issued in connection with
     acquisitions of businesses ..............            --        --    345.6           --             --          (2.9)
                                                   --------- ---------  --------    ---------      ---------     ---------

Balance December 31, 1995 ....................           6.9        --  1,001.7      9,220.7        6,544.1          34.7
Net earnings .................................            --        --       --           --        2,488.6            --
Increase in unrealized appreciation
     included in carrying value of investments            --        --       --      4,604.0             --            --
Increase in deemed applicable deferred
     income taxes ............................            --        --       --     (1,629.1)            --            --
Increase in minority interest in unrealized
     appreciation ............................            --        --       --        (51.7)            --            --
Common stock issued in connection with
     acquisition of business .................            --        --    707.5           --             --          (3.3)
Issuance of Class B Common stock .............            --       0.1    564.9           --             --            --
                                                   --------- ---------  --------    ---------      ---------     ---------

Balance December 31, 1996 ....................           6.9       0.1  2,274.1     12,143.9        9,032.7          31.4
Net earnings .................................            --        --       --           --        1,901.6            --
Increase in unrealized appreciation
     included in carrying value of investments            --        --       --      9,468.2             --            --
Increase in deemed applicable deferred
     income taxes ............................            --        --       --     (3,318.9)            --            --
Increase in minority interest in unrealized
     appreciation ............................            --        --       --        (95.3)            --            --
Common stock issued in connection with
     acquisition of business .................            --        --     72.7           --             --          (0.3)
Other ........................................          (0.1)      0.1      0.3           --             --            --
                                                   --------- ---------  --------    --------      ---------     ---------

Balance December 31, 1997 ....................     $     6.8   $   0.2 $2,347.1    $18,197.9      $10,934.3     $    31.1
                                                   =========   ======= ========    =========      =========     =========



           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

      (b)   Use of estimates in preparation of financial statements

            The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

      (c)   Accounting pronouncements to be adopted in 1998

            During 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards ("SFAS") that are effective for periods beginning after December 15, 1997 and will be adopted by the Company during 1998. The Company does not expect that adoption of these Standards will have a material effect on its financial position, results of operations or on disclosures within the financial statements.

            (1) SFAS No. 130 -- "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components.

            (2) SFAS No. 131 -- "Disclosures about Segments of an Enterprise and Related Information", which establishes new standards for reporting information about operating segments in interim and annual financial statements.

      (d)   Cash equivalents

            Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased.

      (e)   Investments

            Management determines the appropriate classifications of investments in securities with fixed maturities and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. Investments in equity securities are classified as available-for-sale. Investments in securities with fixed maturities, except for such securities held by finance businesses, are classified as available-for-sale. Securities with fixed maturities held by finance businesses are classified as held-to-maturity. Securities with fixed maturities are deemed to be held-to-maturity securities when the Company has the ability and positive intent to hold them to maturity.

            Available-for-sale securities are stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. Realized gains and losses, which arise when investments are sold (as determined on a specific identification basis), other-than-temporarily impaired or in certain situations when investments are marked-to-market, are included in the Consolidated Statements of Earnings.

      (f)   Goodwill of acquired businesses

            Goodwill of acquired businesses represents the difference between purchase cost and the fair value of the net assets of acquired businesses and is being amortized on a straight line basis over forty years. The Company periodically reviews the recoverability of the carrying value of goodwill of acquired businesses using the methodology prescribed by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)   SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

      (h)   Deferred charges re reinsurance assumed

            The excess of estimated liabilities for claims and claim costs ultimately payable by the Insurance Group over consideration received with respect to retroactive property/casualty reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected settlement periods of the claim liabilities. The unamortized balance is included in other assets and was $480.2 million at December 31, 1997 and $337.9 million at December 31, 1996.

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

            Ultimate payment amounts with respect to prospective contracts are determined from: (i) individual case estimates, (ii) estimates of incurred but not reported losses, based on past experience, and
            (iii) reports of losses from ceding insurers.

            Ultimate payment amounts with respect to retroactive reinsurance contracts that provide for indemnification of insurance risk, other than structured settlements, are established for financial reporting purposes at maximum limits of indemnification under the contracts. (See also 1(h) above related to deferred charges re reinsurance assumed.)

            Liabilities under structured settlement contracts are established when the contracts are entered into, at the then present value of the actuarially determined ultimate payment amount discounted at the prevailing market interest rate. Annual accretions to the liabilities are charged to losses incurred. This accounting policy also applies to annuity reserves and policyholder liabilities which are included in liabilities of finance businesses.

      (k)   Insurance premiums

            Insurance premiums for prospective insurance and reinsurance policies are earned in proportion to the level of insurance protection provided. In most cases, premiums are recognized as revenues ratably over their terms with unearned premiums computed on a monthly or daily pro rata basis. Consideration received for retroactive reinsurance policies is accounted for as premiums earned at the inception of the contracts. Premiums earned are stated net of amounts ceded to reinsurers.

      (m)   Reinsurance

            Provisions for losses and loss adjustment expenses are reported in the accompanying Consolidated Statements of Earnings after deducting amounts recovered and estimates of amounts that will be ultimately recoverable under reinsurance contracts. Reinsurance contracts do not relieve the Insurance Group members of their obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts. Estimated losses and loss adjustment expenses recoverable under reinsurance contracts are included in receivables.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  BUSINESS ACQUISITIONS

      During 1996, Berkshire consummated mergers with GEICO Corporation ("GEICO") and FlightSafety International, Inc. ("FlightSafety"). Each of these mergers was accounted for by the purchase method. The excess of the purchase cost of each business over the fair value of net assets acquired as of each merger date was recorded as goodwill of acquired businesses and is being amortized over forty years. The aggregate amount of goodwill applicable to these acquisitions was approximately $2.5 billion. Additional information concerning each merger is provided below.

      (a)   GEICO

            On January 2, 1996, GEICO became a wholly-owned subsidiary as a result of the merger of an indirect wholly-owned subsidiary of Berkshire with and into GEICO. GEICO, through its subsidiaries, is a multiple line property and casualty insurer, the principal business of which is underwriting private passenger automobile insurance.

            The merger was consummated pursuant to an Agreement and Plan of Merger dated August 25, 1995 (the "GEICO Agreement"). Pursuant to the GEICO Agreement, each issued and outstanding common share of GEICO, except shares held by Berkshire subsidiaries and GEICO, was converted into the right to receive $70 per share, or an aggregate amount of $2.3 billion.

            As of the merger date, subsidiaries of Berkshire owned 34,250,000 common shares of GEICO, which were acquired prior to 1981 at an aggregate cost of $45.7 million. Up to the merger date, neither Berkshire nor its subsidiaries had acquired any shares of GEICO common stock since 1980. However, Berkshire's ownership percentage, due to intervening stock repurchases by GEICO, gradually increased from about 33% in 1980 to almost 51% immediately prior to the merger date.

      (b)   FlightSafety

            On December 23, 1996, FlightSafety became a wholly-owned subsidiary as a result of the merger of FlightSafety with and into a subsidiary of Berkshire. FlightSafety provides high technology training to operators of aircraft and ships throughout the world.

            The merger was consummated pursuant to an Agreement and Plan of Merger dated October 14, 1996 (the "FlightSafety Agreement"). Pursuant to the FlightSafety Agreement, aggregate consideration of approximately $1.5 billion was paid to FlightSafety shareholders consisting of $769.0 million in cash, 17,728 shares of Berkshire's Class A common stock and 112,655 shares of Berkshire's Class B common stock.

      The results of operations for each of these entities are fully included in Berkshire's Consolidated Statements of Earnings beginning on the effective dates of each of the mergers (GEICO -- January 2, 1996 and FlightSafety -- December 23, 1996). In the accompanying Consolidated Statement of Earnings for 1995, Berkshire's previous investment in GEICO was accounted for under the equity method. Berkshire's proportionate share of GEICO's net earnings, reduced by amortization of goodwill, is included as a component of interest, dividends, and other investment income.

      The following table sets forth certain unaudited condensed consolidated earnings data for the years ended December 31, 1996 and 1995, as if the GEICO and FlightSafety mergers had been consummated on the same terms at the beginning of 1995. Dollar amounts are in millions, except per share amounts.

                                                               1996          1995
                                                            ---------      ------
       Insurance premiums earned.........................   $ 4,117.8      $3,744.5
       Sales and service revenues........................     3,416.5       3,081.6
       Total revenues....................................    10,823.5       7,640.9
       Net earnings......................................     2,515.0         833.8
       Earnings per equivalent Class A common share......       2,051           690

       During 1995, the Company consummated mergers with Helzberg's Diamond Shops, Inc. ("Helzberg's") and R.C. Willey Home Furnishings ("R.C. Willey") by reissuing 15,762 shares of its common stock (subsequently redesignated Class A Common Stock) held in treasury in exchange for 100% of the common stock of each of these companies. Helzberg's consists of a chain of over 180 jewelry stores operating in 28 states and R.C. Willey, through its several locations, is the dominant retailer of home furnishings in Utah. Each of these mergers was accounted for by the purchase method and, accordingly, the operating results of these businesses are included in the Company's Consolidated Statements of Earnings from the effective dates of the mergers (Helzberg's -- April 30, 1995; R.C. Willey -- June 29, 1995).

                             BERKSHIRE HATHAWAY INC.

                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)  BUSINESS ACQUISITIONS (Continued)

      On October 21, 1997, Berkshire and International Dairy Queen, Inc. ("Dairy Queen") executed a definitive Merger Agreement pursuant to which Berkshire would acquire Dairy Queen through the merger of Dairy Queen with and into a wholly-owned subsidiary of Berkshire. The Merger Agreement provided that, subject to certain limitations and conditions, the holders of Dairy Queen Class A and Class B common stock could receive either $27.00 cash or $26.00 of Berkshire Class A or Class B common stock for each Dairy Queen share. The total merger consideration was approximately $587.8 million consisting of $264.5 million in cash and the remainder in Class A and Class B common stock. The merger was completed on January 7, 1998.

      Dairy Queen develops, licenses and services a system of approximately 5,800 Dairy Queen stores located throughout the United States, Canada and other foreign countries, which feature hamburgers, hot dogs, various dairy desserts and beverages. Dairy Queen also develops, licenses and services other stores and shops operating under the names of Orange Julius and Karmelkorn, which feature blended fruit drinks, popcorn and other snacks.

(3)  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

     The amortized cost and estimated fair values of investments in securities with fixed maturities as of December 31, 1997 and 1996 are as follows (in millions):

               December 31, 1997                                 Gross         Gross         Estimated
                                                  Amortized    Unrealized    Unrealized       Fair
                                                    Cost         Gains         Losses         Value
                                                  ---------    ---------     ---------      ---------
Bonds:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies     $ 5,890.4    $   600.8     $    (0.6)     $ 6,490.6
  Obligations of states, municipalities
    and political subdivisions ..............       2,151.0         58.3          (0.2)       2,209.1
  Corporate bonds ...........................          34.7           --            --           34.7
Redeemable preferred stocks .................         764.3        515.4            --        1,279.7
Mortgage-backed securities ..................         272.8         10.9            --          283.7
                                                  ---------    ---------     ---------      ---------
                                                  $ 9,113.2    $ 1,185.4     $    (0.8)     $10,297.8
                                                  =========    =========     =========      =========

            December 31, 1996                                    Gross      Gross     Estimated
                                                  Amortized    Unrealized  Unrealized  Fair
                                                   Cost          Gains     Losses     Value
                                                  --------     --------   --------   --------
Bonds:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies     $2,618.8     $    4.0   $   (5.7)  $2,617.1
  Obligations of states, municipalities
    and political subdivisions ..............      2,502.0         32.4       (1.8)   2,532.6
  Corporate bonds ...........................         22.0           --         --       22.0
Redeemable preferred stocks .................        584.3        275.9       (4.3)     855.9
Mortgage-backed securities ..................        415.2          6.1       (2.0)     419.3
                                                  --------     --------   --------   --------
                                                  $6,142.3     $  318.4   $  (13.8)  $6,446.9
                                                  ========     ========   ========   ========

      Amounts above exclude securities with fixed maturities held by finance businesses. See Note 7.

      Shown below are the amortized cost and estimated fair values of the above securities at December 31, 1997, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

                                                          Estimated
                                           Amortized       Fair
                                              Cost         Value
                                           ---------     ---------
Due in one year or less ..............     $ 1,278.7     $ 1,785.0
Due after one year through five years        2,151.6       2,183.1
Due after five years through ten years         781.4         818.4
Due after ten years ..................       4,628.7       5,227.6
                                           ---------     ---------
                                             8,840.4      10,014.1

Mortgage-backed securities ...........         272.8         283.7
                                           ---------     ---------
                                           $ 9,113.2     $10,297.8
                                           =========     =========

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  INVESTMENTS IN EQUITY SECURITIES

      Data with respect to the consolidated investment in equity securities are shown below. Individual investments whose fair values exceed ten percent of consolidated shareholders' equity at December 31, 1997 and 1996 are listed separately. Amounts are in millions.

      December 31, 1997
                                              Unrealized       Fair
                                    Cost        Gains          Value
                                 ---------    ---------      ---------
Common stock of:
    American Express Company     $ 1,392.7    $ 3,021.3      $ 4,414.0
    The Coca-Cola Company ..       1,298.9     12,038.6       13,337.5
    The Gillette Company ...         600.0      4,221.0        4,821.0
All other equity securities        5,725.1      7,950.1*      13,675.2
                                 ---------    ---------      ---------
                                 $ 9,016.7    $27,231.0      $36,247.7
                                 =========    =========      =========

 December 31, 1996

                                              Unrealized         Fair
                                   Cost          Gains           Value
                                 ---------     ---------       ---------
Common stock of:
    American Express Company     $ 1,392.7     $ 1,401.6       $ 2,794.3
    The Coca-Cola Company ..       1,298.9       9,226.1        10,525.0
    The Gillette Company ...         600.0       3,132.0         3,732.0
All other equity securities        5,860.4       4,838.9**      10,699.3
                                 ---------     ---------       ---------
                                 $ 9,152.0     $18,598.6       $27,750.6
                                 =========     =========       =========

      * Represents gross unrealized gains $7,995.9 less gross unrealized losses $45.8.

      ** Represents gross unrealized gains $4,861.3 less gross unrealized losses $22.4.

      Common shares of American Express Company ("AXP") owned by Berkshire and its subsidiaries possessed approximately 10.5% of the voting rights of all AXP shares outstanding at December 31, 1997. The shares are held subject to various agreements with certain insurance and banking regulators which, among other things, prohibit Berkshire from (i) seeking representation on the Board of Directors of AXP (Berkshire may agree, if it so desires, at the request of management or the Board of Directors of AXP to have no more than one representative stand for election to the Board of Directors of AXP) and (ii) acquiring or retaining shares that would cause its ownership of AXP voting securities to equal or exceed 17% of the amount outstanding (should Berkshire have a representative on the Board of Directors, such amount is limited to 15%). In connection therewith, Berkshire has entered into an agreement with AXP which became effective when Berkshire's ownership interest in AXP voting securities reached 10% and will remain effective so long as Berkshire owns 5% or more of AXP's voting securities. The agreement obligates Berkshire, so long as Harvey Golub is chief executive officer of AXP, to vote its shares in accordance with the recommendations of AXP's Board of Directors. Additionally, subject to certain exceptions, Berkshire has agreed not to sell AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP.

(5) REALIZED INVESTMENT GAINS (LOSSES)

       Realized gains (losses) from sales and redemptions of investments are summarized below (in millions):

                                                                1997          1996          1995
                                                              --------      --------      --------
Equity securities--
  Gross realized gains ..................................     $  739.2      $2,379.1      $  109.9
  Gross realized losses .................................        (23.3)        (36.4)        (14.2)

Securities with fixed maturities and other investments --
  Gross realized gains ..................................        395.9         144.6         100.8
  Gross realized losses .................................         (5.5)         (3.2)         (2.4)
                                                              --------      --------      --------
                                                              $1,106.3      $2,484.1      $  194.1
                                                              ========      ========      ========

      In November 1997, the merger of Salomon Inc ("Salomon") with and into a subsidiary of Travelers Group Inc. ("Travelers") was completed. Berkshire subsidiaries received common and preferred stock of Travelers in exchange for common and preferred shares of Salomon then owned. The value of the Travelers shares received was approximately $1.8 billion. Realized investment gains for 1997 include $677.9 million with respect to the transaction. The gain is net of a charge of $298.4 million for the contingent value associated with Berkshire's Exchange Notes. See Note 9 for additional information regarding the Exchange Notes.

      In March 1996, The Walt Disney Company ("Disney") completed its acquisition of Capital Cities/ABC, Inc. ("Capital Cities"). Subsidiaries of Berkshire received aggregate consideration of $2.5 billion, which included cash of $1.2 billion and common shares of Disney with a value of $1.3 billion. Gross realized gains from sales of equity securities include a gain of $2.2 billion relating to Disney's acquisition of Capital Cities.

                             BERKSHIRE HATHAWAY INC.

                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) COMMITMENT TO PURCHASE SILVER

     During 1997, the Company entered into several forward contracts to purchase silver during the first quarter of 1998. As of December 31, 1997, the Company had committed to purchase 111.2 million ounces of silver which had an estimated fair value of about $665 million. Subsequent to year end, the Company committed to purchase an additional 18.5 million ounces of silver. The Consolidated Statement of Earnings for 1997 includes a pre-tax gain of $97.4 million representing the excess of fair value over net cost of the commitments.

(7)  FINANCE BUSINESSES

      Berkshire's finance businesses are comprised of commercial and consumer finance companies and an annuity business. Assets and liabilities of Berkshire's finance businesses are summarized below (in millions):

                                                                            Dec. 31,      Dec. 31,
                                                                              1997         1996
                                                                            --------     --------
ASSETS
Cash and cash equivalents .............................................     $   56.1     $   10.5
Installment loans and other receivables ...............................        221.8        215.9
Fixed maturity investments (a) ........................................        970.9        742.4
                                                                            --------     --------
                                                                            $1,248.8     $  968.8
                                                                            ========     ========

LIABILITIES
Borrowings under investment agreements and other debt (b) .............     $  225.9     $  281.8
6 3/4% Notes, due 2001 ................................................         99.6         99.5
Annuity reserves and policyholder liabilities .........................        697.4        434.8
Other .................................................................         44.3         35.2
                                                                            --------     --------
                                                                            $1,067.2     $  851.3
                                                                            ========     ========

(a) At December 31, 1997 and 1996, mortgage-backed securities of $857.3 and $601.6 respectively were included in this caption. Estimated fair values and gross unrealized gains and losses as of December 31, 1997 and 1996, are as follows (in millions):

                                                                       Gross             Gross            Estimated
                                                                     Unrealized        Unrealized            Fair
                                                   Amortized Cost       Gains             Losses             Value
                                                   --------------    ----------        ----------         ----------
               1997 ..........................         $970.9          $111.7           $ (0.2)           $ 1,082.4
               1996 ..........................          742.4            25.2             (4.8)               762.8

(b) Borrowings under investment agreements and other debt are made pursuant to contracts with terms generally ranging from six months to thirty years and at fixed interest rates ranging from 5.0% to 7.2%. Payments of principal amounts expected during the next five years are as follows (in millions):

          1998           1999          2000             2001          2002
          ----           ----          ----             ----          ----
         $76.9           $ 3.3          --               --            --

               Income from finance businesses for each of the past three years is summarized below (in millions):

                                         1997       1996       1995
                                        ------     ------     ------
REVENUES
Interest on loans .................     $ 36.9     $ 38.8     $ 38.4
Interest income ...................       74.4       54.4       39.2
Annuity premiums earned ...........      248.0      259.5       75.2
                                        ------     ------     ------
                                         359.3      352.7      152.8
                                        ------     ------     ------
COST AND EXPENSES

Interest expense ..................       19.9       30.3       28.9
Annuity benefits and expenses .....      286.6      276.7       80.8
General and administrative expenses       21.0       20.4       16.5
                                        ------     ------     ------
                                         327.5      327.4      126.2
                                        ------     ------     ------
                                        $ 31.8     $ 25.3     $ 26.6
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

                                                    Dec. 31,   Dec. 31,
                                                     1997       1996
                                                    ------     ------
ASSETS
Cash and cash equivalents .....................     $ 11.4     $  6.4
Installment loans and other receivables * .....      188.3      233.0
Mortgage-backed securities, at cost
     (Fair value: 1997--  $51.2; 1996-- $146.1)       50.3      145.5
                                                    ------     ------
                                                    $250.0     $384.9
                                                    ======     ======
LIABILITIES
6 3/4% Notes, due 2001 .........................    $ 99.6     $ 99.5
Borrowings under investment agreements ........       92.7      221.3
Other .........................................       24.4       29.7
                                                    ------     ------
                                                    $216.7     $350.5
                                                    ======     ======

* Includes receivables from affiliated companies of $48.7 and $85.1 at December 31, 1997 and 1996, respectively.

      Net income from Scott Fetzer Financial Group businesses for each of the past three years is summarized below (in millions).

                                                            1997      1996      1995
                                                           -----     -----     -----
REVENUES
Interest on installment loans and other receivables **     $40.8     $45.7     $43.4
Other interest .......................................       6.6      13.2      15.0
                                                           -----     -----     -----
                                                            47.4      58.9      58.4
                                                           -----     -----     -----
COST AND EXPENSES


Interest expense .....................................      15.9      27.8      28.9
General and administrative expenses ..................      20.6      20.1      16.2
                                                           -----     -----     -----
                                                            36.5      47.9      45.1
                                                           -----     -----     -----
Income before taxes ..................................      10.9      11.0      13.3
Income taxes .........................................       3.7       3.6       4.6
                                                           -----     -----     -----
Net income ...........................................     $ 7.2     $ 7.4     $ 8.7
                                                           =====     =====     =====


** Includes interest on loans and receivables from affiliated companies of $3.2, $6.9 and $5.0 in 1997, 1996 and 1995, respectively.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

             Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries (in millions):

                                                      1997          1996          1995
                                                    --------      --------       --------
Unpaid losses and loss adjustment expenses:
    Balance at beginning of year ..............     $6,274.4      $5,923.9*      $3,430.0
    Less ceded liabilities and deferred charges        585.8         645.0*         573.9
                                                    --------      --------       --------
Net balance ...................................      5,688.6       5,278.9*       2,856.1
                                                    --------      --------       --------
Incurred losses recorded:
    Current accident year .....................      3,551.4       3,179.7          556.5
    All prior accident years ..................       (131.3)        (90.2)          55.5
                                                    --------      --------       --------
    Total incurred losses .....................      3,420.1       3,089.5          612.0
                                                    --------      --------       --------
Payments with respect to:

    Current accident year .....................      1,602.1       1,484.9           43.6
    All prior accident years ..................      1,410.3       1,194.9          246.2
                                                    --------      --------       --------
    Total payments ............................      3,012.4       2,679.8          289.8
                                                    --------      --------       --------
Unpaid losses and loss adjustment expenses:

    Net balance at end of year ................      6,096.3       5,688.6        3,178.3
    Plus ceded liabilities and deferred charges        754.2         585.8          520.3
                                                    --------      --------       --------
Balance at end of year ** .....................     $6,850.5      $6,274.4       $3,698.6
                                                    ========      ========       ========

*     Includes GEICO balances as of the acquisition date.

** Unpaid losses and loss adjustment expenses include liabilities established with respect to retroactive reinsurance contracts that provide for indemnification of insurance risk. These liabilities aggregated $1,398.1, $1,263.6, and $1,283.5 at December 31, 1997, 1996 and 1995 respectively.
      Related deferred charges were established with respect to these contracts and are reported as other assets. Also included in unpaid losses and loss adjustment expenses are discounted structured settlement reinsurance liabilities, which totaled $212.3, $217.2, and $221.7 at December 31, 1997, 1996 and 1995 respectively.

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

(9)  BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT

      Liabilities reflected for this balance sheet caption are as follows (in millions):

                                           Dec. 31,     Dec. 31,
                                             1997         1996
                                           --------     --------
Borrowings under investment agreements     $  816.2     $  865.3
1% Senior Exchangeable Notes Due 2001         805.9        454.6
Other debt ...........................        644.6        624.5
                                           --------     --------
                                           $2,266.7     $1,944.4
                                           ========     ========

      Borrowings under investment agreements are made pursuant to contracts with terms generally ranging from three months to forty years and calling for interest payable, normally semiannually, at fixed rates ranging from 3% to 9% per annum. The borrowings are senior unsecured debt obligations of the Company.

      On December 2, 1996, Berkshire received net proceeds of $447.1 million from the issuance of $500 million principal amount of 1% Senior Exchangeable Notes, due December 2, 2001 (the "Exchange Notes"). Under certain conditions, on the last trading day of January, April, July and October from January 1997 through July 2001, each $1,000 principal amount Exchange Note is exchangeable at the option of the holder into 29.92 shares of Travelers Group Inc. common stock ("Travelers Stock"). (Prior to November 28, 1997, each Exchange Note was exchangeable into 17.65 shares of Salomon Inc common stock.) Beginning on December 2, 1999, under certain conditions, the Exchange Notes are exchangeable into 29.92 shares of Travelers Stock at the option of the Company. Upon such exchange, Berkshire may elect to redeem the Exchange Notes for the equivalent cash value of the underlying Travelers Stock. In all other circumstances, Berkshire will pay the principal amount at maturity.

                             BERKSHIRE HATHAWAY INC.

                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT (Continued)

            The Exchange Notes are carried at accreted value plus an additional amount (the "contingent value") representing the excess, if any, of the value of the underlying Travelers Stock over the accreted value of the Notes. The contingent value of the Exchange Notes is initially charged to unrealized appreciation of investments. The contingent value amount is subsequently recognized in the Consolidated Statements of Earnings as a charge against realized investment gains on the earliest of the (i) dates that the Exchange Notes mature or are exchanged or otherwise redeemed or (ii) the date the related underlying stock is otherwise no longer owned by the Company. As of December 31, 1997, the contingent value component of the aggregate carrying value of the Exchange Notes was $342.6 million. There was no contingent value associated with the Exchange Notes at year end 1996.

            No materially restrictive covenants are included in any of the various debt agreements. Payments of principal amounts expected during the next five years are as follows (in millions):

           1998            1999             2000           2001          2002
         --------        --------         --------       --------      ------
          $200.4          $ 61.7           $ 13.4         $829.6        $ 24.6

(10)  INCOME TAXES

             The liability for income taxes as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions):

                       Dec. 31,       Dec. 31,
                         1997          1996
                      ---------     ---------
Payable currently     $   138.5     $   (41.1)
Deferred ........      10,400.3       6,878.7
                      ---------     ---------
                      $10,538.8     $ 6,837.6
                      =========     =========

                The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions):

               1997         1996         1995
             --------     --------     --------
Federal ..   $  864.8     $1,169.9     $  252.3
State ....       32.1         26.1         22.6
Foreign ..        0.8          0.8          1.3
             --------     --------     --------
             $  897.7     $1,196.8     $  276.2
             ========     ========     ========
Current ..   $  691.4     $  818.9     $  331.0
Deferred .      206.3        377.9        (54.8)
             --------     --------     --------
             $  897.7     $1,196.8     $  276.2
             ========     ========     ========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are shown below (in millions):

                                                                          1997          1996
                                                                       ---------      ---------
Deferred tax liabilities:
     Relating to unrealized appreciation of investments ............   $ 9,940.5      $ 6,620.6
     Other .........................................................     1,168.1          860.9
                                                                       ---------      ---------
          ..........................................................    11,108.6        7,481.5
Deferred tax assets ................................................      (708.3)        (602.8)
                                                                       ---------      ---------
Net deferred tax liability..........................................   $10,400.3      $ 6,878.7
                                                                       =========      =========

      Charges for income taxes are reconciled to hypothetical amounts computed at the federal statutory rate in the table shown below (in millions):

                                                          1997          1996          1995
                                                        --------      --------      --------
Earnings before income taxes ......................     $2,827.6      $3,705.9      $1,084.4
                                                        ========      ========      ========
Hypothetical amounts applicable to above
     computed at the federal statutory rate .......     $  989.7      $1,297.1      $  379.5
Decreases, resulting from:
     Tax-exempt interest income ...................        (35.8)        (41.7)        (10.6)
     Dividends received deduction .................       (104.4)        (90.3)        (86.3)
Goodwill amortization .............................         29.1          21.6           5.7
State income taxes, less federal income tax benefit         20.8          17.0          14.7
Other differences, net ............................         (1.7)         (6.9)        (26.8)
                                                        --------      --------      --------
Total income taxes ................................     $  897.7      $1,196.8      $  276.2
                                                        ========      ========      ========

                             BERKSHIRE HATHAWAY INC.

                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) COMMON STOCK

      Changes in issued and outstanding common stock of the Company during the three years ended December 31, 1997, are shown in the table below.


                                                        Class A Common, $5 Par Value              Class B Common
                                                  -----------------------------------------      $0.1667 Par Value
                                                   Shares         Treasury        Shares         Shares Issued and
                                                   Issued          Shares        Outstanding     Outstanding
                                                  ---------      ----------      ----------      ----------
Balance December 31, 1994 ..................      1,381,308         203,558       1,177,750              --
Common stock issued in connection
           with acquisitions of businesses .             --         (15,762)         15,762              --
                                                 ----------      ----------      ----------      ----------
Balance December 31, 1995 ..................      1,381,308         187,796       1,193,512              --
Issuance of Class B common stock ...........             --              --              --         517,500
Common stock issued in connection
           with acquisition of business ....             --         (17,728)         17,728         112,655
Conversions of Class A common stock
           to Class B common stock .........         (5,120)             --          (5,120)        153,600
                                                  ---------      ----------      ----------      ----------
Balance December 31, 1996 ..................      1,376,188         170,068       1,206,120         783,755
Common stock issued in connection
           with acquisition of business ....             --          (1,866)          1,866             165
Conversions of Class A common stock
           to Class B common stock and other        (10,098)             --         (10,098)        303,236
                                                  ---------      ----------      ----------      ----------

Balance December 31, 1997 ..................      1,366,090         168,202       1,197,888       1,087,156
                                                  =========      ==========      ==========      ==========


             On May 6, 1996, Berkshire shareholders approved a recapitalization plan which created a new class of common stock, designated as Class B Common Stock. In connection therewith, Berkshire's then existing common stock was redesignated as Class A Common Stock. Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Each share of Class B Common Stock possesses voting rights equivalent to one-two-hundredth (1/200) of the voting rights of a share of Class A Common Stock.

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

(12) DIVIDEND RESTRICTIONS - INSURANCE SUBSIDIARIES

             Payments of dividends by Insurance Group members are restricted by insurance statutes and regulations. Without prior regulatory approval in 1998, Berkshire can receive up to approximately $3.5 billion as dividends from insurance subsidiaries.

             Combined shareholders' equity of insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $37.2 billion at December 31, 1997. This amount exceeded by approximately $7.8 billion the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred income tax assets and liabilities, deferred charges re reinsurance assumed, and unrealized gains and losses on investments in securities with fixed maturities are recognized under GAAP but not for statutory reporting purposes. In addition, goodwill of acquired businesses is subject to a shorter amortization period under statutory accounting rules than is permitted under GAAP.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) FAIR VALUES OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires certain fair value disclosures. Fair value disclosures are required for most investment securities as well as other contractual assets and liabilities. Certain financial instruments, including insurance contracts, are excluded from SFAS 107 disclosure requirements due to perceived difficulties in measuring fair value. Accordingly, an estimation of fair value was not made with respect to unpaid losses and loss adjustment expenses .

      In determining fair value, the Company used quoted market prices when available. For instruments where quoted market prices were not available, the Company used independent pricing services or appraisals by the Company's management. Those services and appraisals reflected the estimated present values utilizing current risk adjusted market rates of similar instruments.

      Considerable judgement is necessarily required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

      The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values. The estimated fair values of the Company's other financial instruments as of December 31, 1997 and 1996, are as follows (in millions):

                                                                      Carrying Value                    Estimated Fair Value
                                                                ----------------------------         ---------------------------
                                                                    1997             1996               1997             1996
                                                                -----------       ----------         -----------      ----------
Investments in securities with fixed
     maturities..........................................       $  10,297.8       $  6,446.9         $  10,297.8      $  6,446.9
Investments in equity securities.........................          36,247.7         27,750.6            36,247.7        27,750.6
Assets of finance businesses.............................           1,248.8            968.8             1,367.3           997.7
Borrowings under investment agreements and
     other debt..........................................           2,266.7          1,944.4             2,262.0         1,937.9
Liabilities of finance businesses........................           1,067.2            851.3             1,149.4           851.9

(14) QUARTERLY DATA

      A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

                                                     1st           2nd           3rd            4th
                1997                               Quarter       Quarter       Quarter       Quarter
                                                  ---------     ---------     ---------     ---------
Revenues ....................................     $ 2,074.8     $ 2,338.2     $ 2,372.7     $ 3,644.3
                                                  ---------     ---------     ---------     ---------
Earnings:

     Excluding realized investment gain .....     $   263.1     $   254.9     $   248.1     $   432.0
     Realized investment gain ...............          21.3          22.9         118.5         540.8*
                                                  ---------     ---------     ---------     ---------
     Net earnings ...........................     $   284.4     $   277.8     $   366.6     $   972.8
                                                  =========     =========     =========     =========
Earnings per equivalent Class A common share:

     Excluding realized investment gain .....     $  213.51     $  206.86     $  201.03     $  350.05
     Realized investment gain ...............         17.29         18.58         96.02        438.20*
                                                  ---------     ---------     ---------     ---------
     Net earnings ...........................     $  230.80     $  225.44     $  297.05     $  788.25
                                                  =========     =========     =========     =========

* Includes $427.3 million ($346.47/share), net of taxes, related to gain arising from Travelers Group Inc.'s acquisition of Salomon Inc. See Note 5.

                                                    1st            2nd            3rd            4th
                1996                               Quarter        Quarter        Quarter       Quarter
                                                  ---------      ---------      ---------     ---------
Revenues ....................................     $ 4,139.7      $ 1,914.8      $ 2,015.3     $ 2,430.5
                                                  ---------      ---------      ---------     ---------
Earnings:
     Excluding realized investment gain .....     $   160.2      $   193.7      $   201.4     $   328.1
     Realized investment gain (loss) ........       1,508.5*          (2.5)          62.6          36.6
                                                  ---------      ---------      ---------     ---------
     Net earnings ...........................     $ 1,668.7      $   191.2      $   264.0     $   364.7
                                                  =========      =========      =========     =========
Earnings per equivalent Class A common share:

     Excluding realized investment gain .....     $  134.23      $  160.91      $  166.34     $  270.52
     Realized investment gain (loss) ........      1,263.92*         (2.08)         51.70         30.17
                                                  ---------      ---------      ---------     ---------
     Net earnings ...........................     $1,398.15      $  158.83      $  218.04     $  300.69
                                                  =========      =========      =========     =========

* Includes $1.4 billion ($1,143.68/share), net of taxes, related to gain arising from The Walt Disney Company's acquisition of Capital Cities/ABC, Inc. See Note 5.

                             BERKSHIRE HATHAWAY INC.

                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) BUSINESS SEGMENT DATA

      Berkshire identified seven business segments for purposes of 1997 reporting pursuant to SFAS No. 14. These include the property and casualty insurance business (The Insurance Segment) conducted on both a direct and reinsurance basis through a number of subsidiaries. Included in this segment is GEICO Corporation, the seventh largest auto insurer in the United States and National Indemnity Company, one of the world's leading providers of catastrophe excess of loss reinsurance. Berkshire's six separately conducted non-insurance business segments are as follows:

        Business identity
        and headquarters                                Segment                    Activity
        ----------------                                -------                    --------

     FlightSafety International                   Aviation training        High technology training to operators of
      Flushing, NY                                                         aircraft and ships

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

     Nebraska Furniture Mart,                     Home furnishings         Retailing
       R.C. Willey Home Furnishings
       and Star Furniture Company
       Omaha, NE, Salt Lake
       City, UT and Houston, TX

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

          The business segments identified above were responsible in 1997 for 86% of Berkshire's consolidated revenues. Other businesses activities that contributed for 1997, in the aggregate, 13% of Berkshire's consolidated revenues, were as follows:

Business identity                       Product/Service/Activity
-----------------                       ------------------------
Adalet                                  Electrical enclosure systems and cable accessories
BHR                                     Real estate management
Berkshire Hathaway
  Credit Corporation                    Commercial financing
Berkshire Hathaway Life
  Insurance Co.                         Annuities and other financial products
Blue Chip Stamps                        Marketing motivational services
Borsheim's                              Retailing fine jewelry
Campbell Hausfeld                       Air compressors, air tools, painting systems, pressure washers, welders and generators
Carefree                                Comfort and convenience products for the recreational vehicle industry
Fechheimer Bros. Co.                    Uniforms and accessories
France                                  Ignition and sign transformers and components
Halex                                   Zinc die cast conduit fittings and other electrical construction materials
Helzberg's Diamond Shops                Retailing fine jewelry
Kingston                                Appliance controls
Meriam                                  Pressure and flow measurement devices
Northland                               Fractional horsepower electric motors
Powerwinch                              Marine and general purpose winches, windlasses, and hoists
Precision Steel Products                Steel service center
Quikut                                  Cutlery for home and sporting goods markets
ScottCare                               Cardiopulmonary rehabilitation and monitoring equipment
Scott Fetzer Financial Group            Commercial and consumer finance companies
Scot Labs                               Cleaning and maintenance chemicals
Stahl                                   Truck equipment including service bodies, flatbed bodies, cranes, tool boxes and dump bodies
Wayne Combustion Systems                Oil and gas burners for residential and commercial furnaces and water heaters
Wayne Pumps                             Sump, utility and sewage pumps
Wesco Financial                         Real estate management
Western Enterprises                     Medical and industrial compressed gas fittings and regulators
Western Plastics                        Molded plastic components
World Book                              Printed and multimedia encyclopedias and other reference materials


                             BERKSHIRE HATHAWAY INC.

                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) BUSINESS SEGMENT DATA (Continued)

          A disaggregation of Berkshire's consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

                                                     REVENUES                         OPERATING PROFIT BEFORE TAXES
                                        1997           1996           1995          1997         1996         1995
                                      ---------      ---------      ---------     ---------    ---------    ---------
Identified Segments:
     Insurance ..................     $ 6,695.4      $ 7,133.1      $ 1,715.7     $ 2,346.7    $ 3,189.6    $   776.5
     Non-insurance businesses ...       2,297.8        1,812.3        1,617.2         391.9        259.6        225.8
                                      ---------      ---------      ---------     ---------    ---------    ---------
                                        8,993.2        8,945.4        3,332.9       2,738.6      3,449.2      1,002.3
Other than identified segments ..       1,436.8        1,554.9        1,230.4         194.2        349.7        138.1

Interest expense * ..............                                                    (105.2)       (93.0)       (56.0)
                                      ---------      ---------      ---------     ---------    ---------    ---------
     Aggregate consolidated total     $10,430.0      $10,500.3      $ 4,563.3     $ 2,827.6    $ 3,705.9    $ 1,084.4
                                      =========      =========      =========     =========    =========    =========

* Amounts of interest expense represent those for borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain identified segments.

          INSURANCE SEGMENT                                  REVENUES                       OPERATING PROFIT BEFORE TAXES
                                                 1997          1996          1995          1997         1996           1995
                                               --------      ---------     --------      --------     --------        -------
     Premiums earned: *

          Direct............................  $ 3,878.5      $ 3,432.9     $  287.3
          Reinsurance assumed...............      968.4          764.0        718.4
          Reinsurance ceded.................      (85.8)         (79.1)       (48.2)
                                               --------      ---------     --------
                                                4,761.1        4,117.8        957.5

     Underwriting...........................                                            $   461.4    $   230.7        $  19.6
     Goodwill amortization..................                                                (42.9)       (42.6)            --
     Investment income......................      879.0          725.9        577.1         872.9        712.1          575.8
     Realized investment gain...............    1,055.3        2,289.4        181.1       1,055.3      2,289.4          181.1
                                               --------      ---------     --------      --------     --------        -------
                                               $6,695.4       $7,133.1     $1,715.7      $2,346.7     $3,189.6         $776.5
                                               ========      =========     ========      ========     ========         ======

     *    Premiums written were as follows:

                                                                    1997           1996              1995
                                                                  ---------      ---------         ---------
          Direct.................................................  $3,980.4       $3,465.4         $  294.8
          Reinsurance assumed....................................     956.5          722.7            777.9
          Reinsurance ceded......................................     (84.6)         (82.9)           (48.5)
                                                                  ---------      ---------         ---------
                                                                   $4,852.3      $4,105.2          $1,024.2
                                                                  =========      =========         ========


  NON-INSURANCE BUSINESS SEGMENTS         REVENUES                         OPERATING PROFIT BEFORE TAXES
                                     1997         1996         1995         1997       1996       1995
                                   --------     --------     --------     --------   --------   --------
Aviation training ..............   $  410.9     $    8.4     $     --     $  118.6   $    2.7   $     --
Candy ..........................      269.2        248.9        233.6         57.6       50.9       49.3
Home cleaning systems                 253.5        253.7        235.6         66.5       62.5       52.6
Home furnishings ...............      667.1        586.6        428.1         53.7       41.0       28.1
Newspaper ......................      155.5        154.2        154.8         55.4       49.8       46.3
Shoes ..........................      541.6        560.5        565.1         40.1       52.7       49.5
                                   --------     --------     --------     --------   --------   --------
                                   $2,297.8     $1,812.3     $1,617.2     $  391.9   $  259.6   $  225.8
                                   ========     ========     ========     ========   ========   ========

                             BERKSHIRE HATHAWAY INC.

                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) BUSINESS SEGMENT DATA (Continued)


     OTHER THAN IDENTIFIED SEGMENTS                         REVENUES                     OPERATING PROFIT BEFORE TAXES
                                               1997          1996          1995          1997       1996       1995
                                             --------      --------      --------      --------   --------   --------
Other businesses .......................     $1,349.4      $1,306.2      $1,179.6      $  123.4   $  116.1   $  101.2
Not identified with specific businesses:
     Interest and dividend income ......         36.4          54.0          37.8          36.4       54.0       37.8
     Realized investment gain ..........         51.0         194.7          13.0          51.0      194.7       13.0
     All other except interest expense .                                                  (16.6)     (15.1)     (13.9)
                                             --------      --------      --------      --------   --------   --------
                                             $1,436.8      $1,554.9      $1,230.4      $  194.2   $  349.7   $  138.1
                                             ========      ========      ========      ========   ========   ========

                                                               DEPREC. & AMORT.
                              CAPITAL EXPENDITURES *          OF TANGIBLE ASSETS
                           1997       1996      1995       1997       1996      1995
                          ------     ------    ------     ------     ------    ------
Insurance ...........     $ 28.7     $ 12.2    $  1.2     $ 27.2     $ 26.3    $  0.9
Aviation training ...      118.9         --        --       54.9         --        --
Candy ...............       20.1        5.3       5.1        4.5        4.5       4.1
Home cleaning systems        0.6        2.0       0.3        2.8        2.7       3.0
Home furnishings ....       43.3       21.6       9.2       10.5       10.0       9.7
Newspaper ...........        2.9        1.0       1.8        2.4        2.8       4.9
Shoes ...............       10.8       12.8      13.7       13.2       13.4      12.0
Other ...............       16.9       26.9      22.9       28.6       28.0      25.7
                          ------     ------    ------     ------     ------    ------
                          $242.2     $ 81.8    $ 54.2     $144.1     $ 87.7    $ 60.3
                          ======     ======    ======     ======     ======    ======

*     Excludes expenditures which were part of business acquisitions.

                                    IDENTIFIABLE ASSETS
                                       AT YEAR-END
                            1997          1996          1995
                          ---------     ---------     ---------
Insurance ...........     $49,962.5     $36,597.8     $25,280.0
Aviation training ...       1,679.2       1,683.7            --
Candy ...............          88.1          74.1          74.5
Home cleaning systems          43.2          44.3          42.9
Home furnishings ....         593.9         445.8         427.7
Newspaper ...........          42.1          42.0          45.0
Shoes ...............         634.7         624.4         656.7
Other ...............       3,067.2       3,897.3       2,184.6
                          ---------     ---------     ---------
                          $56,110.9     $43,409.4     $28,711.4
                          =========     =========     =========

(16) SUPPLEMENTAL CASH FLOW INFORMATION

          A summary of supplemental cash flow information is presented in the following table (in millions):

                                                                          1997        1996         1995
                                                                        --------    --------     --------
Cash paid during the year for:

 Income taxes.....................................................      $ 498.5     $  965.9     $  294.6
 Interest ........................................................        123.1        129.4         83.9
Non-cash investing and financing activities:

 Liabilities assumed in connection with acquisitions of businesses         25.4      4,172.1        248.0
 Common shares issued in connection with acquisitions of
     businesses ..................................................         73.0        710.8        348.5
 Fair value of investments acquired as part of exchanges
     and conversions .............................................      1,837.4      1,618.6           --
   Contingent value of Exchange Notes

     recognized in earnings ......................................        298.4           --           --


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    Part III

     Except for the information set forth under the caption "Executive Officers of the Registrant" in Part I hereof, information required by this Part (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 4, 1998, which meeting will involve the election of directors.

                                     Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

            The following consolidated financial statements, as well as the Independent Auditors' Report, are included in Part II Item 8 of this report:

                                                                                    PAGE
                                                                                    ----
            Independent Auditors' Report                                             22

            Consolidated Balance Sheets at December 31, 1997 and 1996                23

            Consolidated Statements of Earnings for the years ended
              1997, 1996 and 1995                                                    24

            Consolidated Statements of Cash Flows for the years ended
              1997, 1996 and 1995                                                    25

            Consolidated Statements of Changes in Shareholders' Equity
              for the years ended 1997, 1996 and 1995                                26

            Notes to Consolidated Financial Statements                             27-40

(a) 2. Financial Statement Schedule                                                 PAGE

             Independent Auditors' Report on Schedule                                43
             Schedule I -- Parent Company                                           44-45
                Condensed Balance Sheets as of December 31, 1997
                and 1996 and Condensed Statements of Earnings and
                Cash Flows for the years ended 1997, 1996 and
                1995.

             Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(a) 3. Exhibits

      See the "Exhibit Index" at page 46.

(b)   Reports on Form 8-K -- None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BERKSHIRE HATHAWAY INC.

Date:  March 27, 1998                   /s/  Marc D. Hamburg
                                        ----------------------------------------
                                        Marc D. Hamburg
                                        Vice President and Principal Financial
                                        Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/   Warren E. Buffett            Chairman of the Board              March 27, 1998
-----------------------------      of Directors - Chief               --------------
     Warren E. Buffett             Executive Officer                       Date


/s/   Howard G. Buffett            Director                           March 27, 1998
-----------------------------                                         --------------
      Howard G. Buffett                                                    Date

/s/   Susan T. Buffett             Director                           March 27, 1998
-----------------------------                                         --------------
      Susan T. Buffett                                                     Date

/s/  Charles T. Munger             Vice Chairman of the               March 27, 1998
-----------------------------      Board of Directors                 --------------
     Charles T. Munger                                                     Date

/s/  Malcolm G. Chace              Director                           March 27, 1998
-----------------------------                                         --------------
     Malcolm G. Chace                                                      Date

/s/  Walter Scott, Jr.             Director                           March 27, 1998
-----------------------------                                         --------------
     Walter Scott, Jr.                                                     Date

/s/ Ronald L. Olson                Director                           March 27, 1998
-----------------------------                                         --------------
    Ronald L. Olson                                                        Date

/s/  Marc D. Hamburg               Vice President -                   March 27, 1998
-----------------------------      Principal Financial                --------------
     Marc D. Hamburg               Officer                                 Date


/s/  Daniel J. Jaksich             Controller                         March 27, 1998
-----------------------------                                         --------------
     Daniel J. Jaksich                                                     Date


                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

          We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 6, 1998; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Berkshire Hathaway Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 6, 1998

                             BERKSHIRE HATHAWAY INC.

                                (Parent Company)
                         Condensed Financial Information
                              (Dollars in millions)

                                   Schedule I

      This Schedule includes the accounts of the Buffalo News Division, a division of Registrant. Its business is the publishing of a daily and Sunday newspaper in Buffalo, New York.


                                 BALANCE SHEETS

                                                                        December 31,
                                                                     1997          1996
                                                                  ---------      ---------
Assets:
        Cash and cash equivalents ...........................     $     365.8    $     718.9
        Investments in consolidated subsidiaries ............        32,586.9       23,846.2
        Investments - other than consolidated subsidiaries ..            36.7          900.9
        Other assets (includes identifiable assets of the
             Buffalo News Division of $42.1 and $42.0 at
             December 31, 1997 and 1996 respectively) .......            54.7           64.3
                                                                    ---------      ---------
                                                                  $  33,044.1    $  25,530.3
                                                                    =========      =========
Liabilities and Shareholders' Equity:
        Accounts payable and accrued expenses ...............     $      27.9    $     798.5
        Borrowings under investment agreements and other debt         1,627.1        1,324.9
        Income taxes, principally deferred ..................           (66.1)         (19.4)
                                                                    ---------      ---------
                                                                      1,588.9        2,104.0
        Shareholders' equity ................................        31,455.2       23,426.3
                                                                    ---------      ---------
                                                                  $  33,044.1    $  25,530.3
                                                                    =========      =========

                             STATEMENTS OF EARNINGS

                                                              Year ending December 31,
Income items:                                             1997          1996        1995
                                                        --------      --------     --------
        From consolidated subsidiaries:
             Interest .............................     $   11.2      $    7.1     $    6.8
             Dividends ............................        328.3         304.4        341.1
             Undistributed earnings ...............      1,771.0       2,080.7        441.7
                                                        --------      --------     --------
                                                         2,110.5       2,392.2        789.6
        Interest and dividends - other investments           6.5          34.6         21.1
        Realized investment gain (loss) ...........       (296.7)        137.4          5.8
        Revenues of Buffalo News Division .........        155.6         154.3        154.8
                                                        --------      --------     --------
                                                         1,975.9       2,718.5        971.3
                                                        --------      --------     --------
Cost and expense items:

        Costs and expenses of Buffalo News Division        100.3         104.5        108.5
        General and administrative ................          8.5           6.8          7.5
        Interest and finance charges ..............         66.8          57.5         48.9
        Income tax expense (benefit) ..............       (101.3)         61.1         11.5
                                                        --------      --------     --------
                                                            74.3         229.9        176.4
                                                        --------      --------     --------
             Net earnings .........................     $1,901.6      $2,488.6     $  794.9
                                                        ========      ========     ========



                   See Note to Condensed Financial Information

                             BERKSHIRE HATHAWAY INC.

                                (Parent Company)
                         Condensed Financial Information
                              (Dollars in millions)

                             Schedule I (continued)

                            STATEMENTS OF CASH FLOWS

                                                                    Year ending December 31,
                                                                1997          1996          1995
                                                              --------      --------      --------
Cash flows from operating activities:

      Net earnings ......................................     $1,901.6      $2,488.6      $  794.9
      Adjustments to reconcile net earnings to
       cash flows from operating activities:

           Undistributed current earnings of subsidiaries     (1,771.0)     (2,080.7)       (441.7)
           Realized investment (gain) loss ..............        296.7        (137.4)         (5.8)
           Increase (decrease) in income taxes ..........        (35.3)        (77.2)         21.5
           Other ........................................         (4.5)        (72.7)          2.0
                                                              --------      --------      --------
      Net cash flows from operating activities ..........        387.5         120.6         370.9
                                                              --------      --------      --------
Cash flows from investing activities:
      Investments in and advances to consolidated
         subsidiaries ...................................       (880.8)         24.2        (546.8)
      Purchases of investments ..........................           --        (717.6)        (81.8)
      Proceeds on sales and maturities of investments ...        189.0          36.4         279.8
                                                              --------      --------      --------
      Net cash flows from investing activities ..........       (691.8)       (657.0)       (348.8)
                                                              --------      --------      --------
Cash flows from financing activities:

      Proceeds from borrowings ..........................      1,004.8       1,525.7       1,196.5
      Repayment of borrowings ...........................     (1,053.9)     (1,085.4)     (1,076.7)
      Net proceeds from issuance of Class B Common Stock            --         565.0            --
      Other .............................................          0.3            --            --
                                                              --------      --------      --------
      Net cash flows from financing activities ..........        (48.8)      1,005.3         119.8
                                                              --------      --------      --------
Increase (decrease) in cash and cash equivalents ........       (353.1)        468.9         141.9
Cash and cash equivalents at beginning of year ..........        718.9         250.0         108.1
                                                              --------      --------      --------
Cash and cash equivalents at end of year ................     $  365.8      $  718.9      $  250.0
                                                              ========      ========      ========
Other cash flow information:

      Income taxes paid .................................        469.5         887.3         273.3
      Interest paid .....................................         57.4          55.2          47.6


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

          Principal payments of the Registrant's borrowings under investment agreements and other debt outstanding at December 31, 1997, during the next five years are expected as follows (in millions): 1998 - $49.1; 1999 - $15.8; 2000 - $13.1; 2001 - $820.7; 2002 - $21.2.

          Other debt consists primarily of 1% Senior Exchangeable Notes issued in 1996 and due in 2001. The terms, conditions, and financial statement presentation of the Exchange Notes, including the related contingent payment feature, are described in Notes 5 and 9 to Berkshire's Consolidated Financial Statements.

                                 EXHIBIT INDEX

Exhibit No.

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

     3    Restated Certificate of Incorporation Incorporated by reference to
          Exhibit 3 of the Registrant's 1996 Annual Report filed on Form 10-K.

     3.1 By-Laws Incorporated by reference to Exhibit 3 to Registration Statement No. 333-40685 filed on Form S-4.

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

          OTHER INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM DEBT OF REGISTRANT AND ITS SUBSIDIARIES ARE NOT BEING FILED SINCE THE TOTAL AMOUNT OF SECURITIES AUTHORIZED BY ALL OTHER SUCH INSTRUMENTS DOES NOT EXCEED 10% OF THE TOTAL ASSETS OF THE REGISTRANT AND ITS SUBSIDIARIES ON A CONSOLIDATED BASIS AS OF DECEMBER 31, 1997. THE REGISTRANT HEREBY AGREES TO FURNISH TO THE COMMISSION UPON REQUEST A COPY OF ANY SUCH DEBT INSTRUMENT TO WHICH IT IS A PARTY.

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