Form 10-Q
period 1998-03-31
BERKSHIRE HATHAWAY INC /DE/
filed 1998-05-15
CIK 109694

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number 1-10125


                             BERKSHIRE HATHAWAY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                             04 2254452
    ----------------------------------           ----------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification number)


                    1440 Kiewit Plaza, Omaha, Nebraska 68131
              ----------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

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

   X
  ---      ---
  YES      NO

         Number of shares of common stock outstanding as of May 1, 1998:

                                    Class A --    1,192,905
                                    Class B --    1,448,918

                                    FORM 10-Q


                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

PART I - FINANCIAL INFORMATION                                                            PAGE NO.
                                                                                          --------
         ITEM 1.     FINANCIAL STATEMENTS

                     Consolidated Balance Sheets --                                          2
                     March 31, 1998 and December 31, 1997

                     Consolidated Statements of Earnings --                                  3
                     First Quarter 1998 and 1997

                     Condensed Consolidated Statements of Cash Flows --                      4
                     First Quarter 1998 and 1997

                     Notes to Interim Consolidated Financial Statements                    5-8

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    9-12
                     CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                                 12

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions except share amounts)

                                                                                  March 31,     December 31,
                                                                                    1998           1997
                                                                                  --------      ------------
                             ASSETS
      Cash and cash equivalents............................................       $  1,032       $  1,002
      Investments:
        Securities with fixed maturities...................................         10,259         10,298
        Equity securities and other investments............................         40,210         36,248
      Receivables..........................................................          1,803          1,711
      Inventories..........................................................            681            639
      Assets of finance businesses.........................................          1,243          1,249
      Property, plant and equipment........................................          1,092          1,057
      Goodwill of acquired businesses......................................          3,433          3,067
      Other assets.........................................................          1,413            840
                                                                                  --------       --------
                                                                                  $ 61,166       $ 56,111
                                                                                  ========       ========
               LIABILITIES AND SHAREHOLDERS' EQUITY
      Losses and loss adjustment expenses..................................       $  7,259       $  6,850
      Unearned premiums....................................................          1,499          1,274
      Accounts payable, accruals and other liabilities.....................          1,850          2,202
      Income taxes, principally deferred...................................         11,974         10,539
      Borrowings under investment agreements and other debt................          2,262          2,267
      Liabilities of finance businesses....................................          1,042          1,067
                                                                                  --------       --------
                                                                                    25,886         24,199
                                                                                  --------       --------
      Minority shareholders' interests.....................................            501            457
                                                                                  --------       --------
      Shareholders' equity:
        Common Stock: *
          Class A Common Stock, $5 par value and Class B
          Common Stock, $0.1667 par value .................................              7              7
        Capital in excess of par value.....................................          2,670          2,347
        Unrealized appreciation of investments, net........................         20,476         18,198
        Retained earnings..................................................         11,656         10,934
                                                                                  --------       --------
                                                                                    34,809         31,486
        Less: Cost of Class A common shares in treasury....................             30             31
                                                                                  --------       --------
        Total shareholders' equity.........................................         34,779         31,455
                                                                                  --------       --------
                                                                                  $ 61,166       $ 56,111
                                                                                  ========       ========

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. On an equivalent Class A Common Stock basis, there are 1,241,183 shares outstanding at March 31, 1998 and 1,234,127 shares outstanding on December 31, 1997.




See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                                                       First Quarter
                                                                                 ------------------------
                                                                                    1998           1997
                                                                                 ---------      ---------
REVENUES:
  Insurance premiums earned..................................................    $   1,367      $     983
  Sales and service revenues.................................................          974            817
  Interest, dividend and other investment income.............................          249            235
  Income from finance businesses.............................................           12              7
  Realized investment gain...................................................          723             33
                                                                                 ---------      ---------
                                                                                     3,325          2,075
                                                                                 ---------      ---------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses..............................        1,094            753
  Insurance underwriting expenses............................................          224            160
  Cost of products and services sold.........................................          619            501
  Selling, general and administrative expenses...............................          249            214
  Goodwill amortization......................................................           23             21
  Interest expense...........................................................           27             28
                                                                                 ---------      ---------
                                                                                     2,236          1,677
                                                                                 ---------      ---------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST ..........................        1,089            398
  Income taxes...............................................................          363            110
  Minority interest..........................................................            4              4
                                                                                 ---------      ---------
NET EARNINGS.................................................................    $     722      $     284
                                                                                 =========      =========

  Average shares outstanding *...............................................    1,240,710      1,232,245
NET EARNINGS PER SHARE *.....................................................    $     582      $     231
                                                                                 =========      =========


* Average shares outstanding include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per share shown above represents net earnings per equivalent Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount.





See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                                            First Quarter
                                                                                      ------------------------
                                                                                         1998            1997
                                                                                      --------         -------
Net cash flows from operating activities.........................................     $    (31)        $   490
                                                                                      --------         -------
      Cash flows from investing activities:
        Purchases of investments.................................................       (1,610)           (645)
        Proceeds on sales and maturities of investments..........................        2,077             911
        Loans and investments originated in finance businesses...................          (93)           (121)
        Principal collections on loans and investments originated
          in finance businesses..................................................           61              70
        Acquisitions of businesses...............................................         (210)           (775)
        Other....................................................................          (45)            (36)
                                                                                      --------         -------
Net cash flows from investing activities.........................................          180            (596)
                                                                                      --------         -------
      Cash flows from financing activities:
        Proceeds from borrowings of finance businesses...........................           --              30
        Proceeds from other borrowings...........................................          309             257
        Repayments of borrowings of finance businesses...........................          (42)            (46)
        Repayments of other borrowings...........................................         (409)           (355)
                                                                                      --------         -------
Net cash flows from financing activities.........................................         (142)           (114)
                                                                                      --------         -------
Increase(decrease) in cash and cash equivalents..................................            7            (220)
Cash and cash equivalents at beginning of year*..................................        1,058           1,350
                                                                                      --------         -------
Cash and cash equivalents at end of first quarter*...............................     $  1,065         $ 1,130
                                                                                      ========         =======

Supplemental cash flow information:
Cash paid during the period for:
        Income taxes.............................................................     $    139         $    18
        Interest.................................................................           30              34
Non-cash investing activity:
      Liabilities assumed in connection with acquisition of business.............           51              --
      Common shares issued in connection with acquisition of business............          323              --


*  Cash and cash equivalents are comprised of the following:
     Beginning of year --
      Finance businesses.........................................................     $     56         $    10
      Other......................................................................        1,002           1,340
                                                                                      --------         -------
                                                                                      $  1,058         $ 1,350
                                                                                      ========         =======
  End of first quarter --
      Finance businesses.........................................................     $     33         $    17
      Other......................................................................        1,032           1,113
                                                                                      --------         -------
                                                                                      $  1,065         $ 1,130
                                                                                      ========         =======



See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

    The accompanying unaudited consolidated financial statements include the accounts of Berkshire consolidated with the accounts of all its subsidiaries. Reference is made to Berkshire's most recently issued Annual Report that included information necessary or useful to understanding of Berkshire's businesses and financial statement presentations. In particular, Berkshire's significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in that Report.

    Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles. Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

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

NOTE 2.  BUSINESS ACQUISITION

    On January 7, 1998, the previously announced merger of International Dairy Queen, Inc. ("Dairy Queen") with and into a wholly owned subsidiary of Berkshire was completed. Owners of Dairy Queen shares outstanding received merger consideration of approximately $588 million, consisting of $265 million in cash and the remainder in Class A and Class B common stock. The merger was accounted for under the purchase method. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill of acquired businesses and is being amortized ratably over forty years. The results of Dairy Queen's operations are included in Berkshire's results beginning on January 7, 1998.

    Dairy Queen develops, licenses and services a system of approximately 5,800 Dairy Queen stores located throughout the United States, Canada, and other foreign countries, which feature hamburgers, hot dogs, various dairy desserts and beverages. Dairy Queen also develops, licenses and services other stores and shops operating under the names of Orange Julius and Karmelkorn, which feature blended fruit drinks, popcorn and other snacks.

NOTE 3.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

    Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance businesses -- See Note 8) are shown in the tabulation below (in millions).

                                                                   March 31,      December 31,
                                                                     1998            1997
                                                                   --------       ------------
    Amortized cost...............................................  $ 9,487          $ 9,113
    Gross unrealized gains.......................................      772            1,186
    Gross unrealized losses......................................     --                 (1)
                                                                   -------          -------
    Estimated fair value.........................................  $10,259          $10,298
                                                                   =======          =======

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 4.  INVESTMENTS IN EQUITY SECURITIES AND OTHER INVESTMENTS

    Data with respect to investments in equity securities and other investments are shown in the tabulation below (in millions). Individual investments whose fair values exceed ten percent of consolidated shareholders' equity at March 31, 1998 and December 31, 1997 are listed separately.

                                                                                   March 31,    December 31,
                                                                                     1998          1997
                                                                                   -------        -------
    Total cost..............................................................       $ 8,903        $ 9,017
    Gross unrealized gains..................................................        31,342         27,277
    Gross unrealized losses.................................................           (35)           (46)
                                                                                   -------        -------
    Total fair value........................................................       $40,210        $36,248
                                                                                   =======        =======
    Fair value:
      American Express Company..............................................       $ 4,541        $ 4,414
      The Coca-Cola Company.................................................        15,488         13,338
      The Gillette Company..................................................         5,697          4,821
      All others............................................................        14,484         13,675
                                                                                   -------        -------
      Total.................................................................       $40,210        $36,248
                                                                                   =======        =======

NOTE 5.  DEFERRED INCOME TAX LIABILITIES

    The tax effects of significant items comprising the Company's net deferred tax liabilities as of March 31, 1998 and December 31, 1997 are as follows (in millions):

                                                                                              March 31,        December 31,
                                                                                                1998             1997
                                                                                             ----------        -----------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments....................................     $11,193           $  9,940
    Other.................................................................................       1,123             1,168
                                                                                               -------           -------
                                                                                                12,316            11,108
Deferred tax assets.......................................................................        (717)             (708)
                                                                                               -------           -------
    Net deferred tax liabilities..........................................................     $11,599           $10,400
                                                                                               =======           =======

NOTE 6.  COMMON STOCK

        The following table summarizes Berkshire's common stock activity during the first quarter of 1998.

                                                              Class A Common Stock                    Class B Common Stock
                                                        (1,500,000 shares authorized)            (50,000,000 shares authorized)
                                                 -----------------------------------------       ------------------------------
                                                   Issued      In Treasury     Outstanding            Issued and Outstanding
                                                 ----------    -----------     -----------            ----------------------
Balance at December 31, 1997....................  1,366,090      168,202        1,197,888                   1,087,156
Common Stock issued in connection with
    acquisition of business.....................     --           (4,619)           4,619                      72,592
Conversions of Class A Common Stock
    to Class B Common Stock and other...........     (6,823)       --              (6,823)                    205,216
                                                  ---------      -------        ---------                   ---------
Balance at March 31, 1998.......................  1,359,267      163,583        1,195,684                   1,364,964
                                                  =========      =======        =========                   =========

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  COMMON STOCK (CONTINUED)

    Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

    Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,241,183 shares outstanding at March 31, 1998 and 1,234,127 shares outstanding on December 31, 1997.

NOTE 7.  COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting of Comprehensive Income", as of the beginning of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Other comprehensive income of the Company consists of unrealized gains and losses on investments. SFAS No. 130 does not affect the measurement of the items included in other comprehensive income; it affects only where those items are displayed and how they are described.

    Comprehensive income for first quarter of 1998 and 1997 is as follows (in millions):

                                                                                   First Quarter
                                                                                   -------------
                                                                                  1998        1997
                                                                                 ------      -----
    Net earnings...........................................................      $  722      $ 284
    Other comprehensive income:
      Increase in unrealized appreciation of investments...................       3,573        740
      Applicable income taxes and minority interests.......................       1,295        261
                                                                                 ------      -----
                                                                                  2,278        479
                                                                                 ------      -----
    Comprehensive income...................................................      $3,000      $ 763
                                                                                 ======      =====

NOTE 8.  FINANCE BUSINESSES

    Assets and liabilities of Berkshire's finance businesses are summarized below (in millions).

                                                                               March 31,         December 31,
                                                                                 1998               1997
                                                                              ----------         -----------
    Assets
    Cash and cash equivalents...............................................    $    33             $    56
    Installment loans and other receivables.................................        211                 222
    Fixed maturity investments..............................................        999                 971
                                                                                -------             -------
                                                                                $ 1,243             $ 1,249
                                                                                =======             =======
    Liabilities
    Borrowings under investment agreements and other debt...................    $   284             $   326
    Annuity reserves and policyholder liabilities...........................        726                 697
    Other...................................................................         32                  44
                                                                                -------             -------
                                                                                $ 1,042              $1,067
                                                                                =======              ======

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. FINANCE BUSINESSES (CONTINUED)

    The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).

                                                                                              March 31,         December 31,
                                                                                                1998              1997
                                                                                             ----------         ------------
         Assets
         Cash and cash equivalents......................................................      $  18               $  11
         Installment loans and other receivables *......................................        180                 189
         Mortgage-backed securities, at cost ...........................................         35                  50
                                                                                              -----               -----
                                                                                              $ 233               $ 250
                                                                                              =====               =====
         Liabilities
         Borrowings under investment agreements and other debt..........................       $170               $ 192
         Other..........................................................................         26                  25
                                                                                              -----               -----
                                                                                              $ 196               $ 217
                                                                                              =====               =====

* Includes receivables from affiliated companies of $43 million and $49 million at March 31, 1998 and December 31, 1997, respectively. Net income from Scott Fetzer Financial Group businesses for the first quarter 1998 and 1997 is summarized below (in millions).

                                                                               First Quarter
                                                                              ---------------
                                                                              1998       1997
                                                                              ----       ----
         Revenues...................................................          $11        $13
         Costs and expenses.........................................            6         10
                                                                              ---        ---
         Income before income taxes.................................            5          3
         Income taxes...............................................            2          1
                                                                              ---       ----
         Net income.................................................          $ 3        $ 2
                                                                              ===        ===

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the first quarter of the current and prior year are summarized in the following table. Amounts are in millions and each figure is income tax effected.

                                                                                                       First Quarter
                                                                                                -------------------------
                                                                                                  1998             1997
                                                                                                -------          --------
Insurance, except realized investment gain................................................      $   192          $   211
Manufacturing, merchandising and services.................................................           69               62
Unallocated income/expense, net...........................................................            7                6
Interest expense *........................................................................          (16)             (16)
                                                                                                -------          -------
    Earnings before realized investment gain..............................................          252              263
Realized investment gain..................................................................          470               21
                                                                                                -------          -------
    Net earnings..........................................................................      $   722           $  284
                                                                                                =======           ======

* For purposes of the above table, interest expense of finance businesses is netted against the directly related service activity revenues.

    INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain, are detailed in the following table. Amounts are in millions.

                                                                                                       First Quarter
                                                                                                -------------------------
                                                                                                  1998             1997
                                                                                                -------          --------
Premiums earned from:
    Direct insurance......................................................................       $1,018           $  885
    Reinsurance assumed...................................................................          349               98
                                                                                                -------          -------
                                                                                                 $1,367           $  983
                                                                                                 ======           ======
Underwriting gain (loss) attributable to:
    Direct insurance......................................................................      $    58          $    78
    Reinsurance assumed...................................................................           (9)              (7)
                                                                                               --------          -------
      Total underwriting gain.............................................................           49               71
Net investment income.....................................................................          224              217
Goodwill amortization *...................................................................          (11)             (11)
                                                                                                -------           ------
      Earnings before income taxes........................................................          262              277
Income tax expense........................................................................           68               64
Minority interest.........................................................................            2                2
                                                                                               --------          -------
      Net earnings from Insurance,
         except realized investment gain..................................................       $  192            $ 211
                                                                                                 ======            =====

*   Principally related to the GEICO merger.

    In direct insurance activities, Insurance Group members assume risks of loss from parties who are directly subject to the risks. In reinsurance activities, the members assume defined portions of similar or dissimilar risks to which other insurers or reinsurers have subjected themselves in their own insuring activities.

    Direct insurance activities are conducted by GEICO, which became a wholly owned subsidiary of Berkshire in January 1996, and, to a lesser degree, by several other Berkshire subsidiaries. GEICO, through its subsidiaries, provides primarily private passenger automobile insurance to insureds in 48 states and the District of Columbia. GEICO policies are marketed mainly through direct response methods, in which insureds apply for coverage directly to the company over the telephone or through the mail. This is a significant element in GEICO's strategy to be a low cost provider of such coverages. Other direct insurance activities are conducted through 14 other Berkshire affiliates. These businesses offer a wide variety of commercial and personal insurance coverage to insureds located principally in the United States.

                                   FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    INSURANCE GROUP (CONTINUED)

    Insurance premiums earned by GEICO were $937 million in 1998 and $815 million in 1997. The increase in earned premiums in 1998 reflects the continuing growth of voluntary private passenger auto policies in-force, offset partially by declines in homeowners and residual market auto business. In-force policy growth over the past twelve months was 13.2% for GEICO's preferred-risk auto business and 37.6% for its standard and non-standard auto lines. Considerable marketing efforts and competitive premium rates are major factors in producing GEICO's in-force policy growth, particularly with respect to standard and non-standard auto lines.

    Net underwriting gains produced by GEICO during the first quarter were $61 million in 1998 and $70 million in 1997. GEICO's ratio of claim costs (including claim settlement costs) and underwriting expenses incurred to premiums earned was 93.5% for the first quarter of 1998 compared 91.4% for the first quarter of 1997. The 1998 ratio reflects higher levels of underwriting expenses related to additional advertising and other costs associated with new policy growth as well as increased levels of administrative expenses. Partially offsetting the relative increase in underwriting expenses was a relative decrease in claim costs. In both 1998 and 1997, GEICO benefitted from lower than expected frequency of physical damage claims, severity of liability claims and levels of catastrophe losses. Consequently, premium rate reductions were taken in certain states in 1997 and 1998 in order to better align premium rates with pricing targets. Further reductions in premium rates during the remainder of 1998 are possible.

    Premiums earned in the first quarter by Berkshire's other direct insurance businesses totaled $81 million in 1998 and $70 million in 1997. Comparatively higher levels of premiums earned by the credit card credit insurance, international auto insurance, and homestate insurance businesses were partially offset by lower amounts earned by the traditional motor vehicle and specialty risk operations. Collectively, the non-GEICO direct insurance businesses produced a net underwriting loss of $3 million during the first quarter of 1998 compared to a net underwriting gain of $8 million for the first quarter of 1997. The decline in net underwriting results for 1998 was primarily attributed to the specialty risk and international auto insurance businesses.

    Reinsurance premiums earned during the first quarter of 1998 included $284 million related to retroactive reinsurance contracts. There were no premiums generated from such contracts during the first quarter of 1997. These contracts provide for the indemnification of insurance risks associated with past loss events. Premiums for these contracts tend to be sizable and losses are often expected to be paid out over lengthy time periods. Consequently, the premiums are based, in part, on time value of money concepts. This business is accepted because of the large amounts of investable policyholder funds ("float") that is produced.

    Other reinsurance premiums earned during the first quarter of 1998 and 1997 were $65 million and $98 million, respectively. A comparative decline in premiums earned from non-catastrophe reinsurance policies during 1998 more than offset a slight increase in catastrophe premiums earned.

    First quarter net underwriting results from reinsurance assumed include charges related to the systematic recognition of time value of money concepts - amortization of deferred charges re reinsurance assumed established in connection with retroactive reinsurance contracts and accretion of discounted structured settlement liabilities. These charges are included as losses incurred over the settlement periods of the related liabilities and, because there is no offsetting premium income, as net underwriting losses. Net underwriting losses attributed to retroactive reinsurance and structured settlement contracts during the first quarter were $25 million in 1998 and $21 million in 1997.

    During the first quarter, other reinsurance activities produced net underwriting gains of $16 million in 1998 and $14 million in 1997. In both 1998 and 1997, net underwriting gains were achieved with respect to catastrophe excess of loss contracts. Periodic net underwriting results remain subject to extreme volatility, particularly with respect to the Insurance Group's catastrophe reinsurance business. Additionally, the recognition of the estimation error inherent in establishing the liability for unpaid losses and loss adjustment expenses can significantly effect periodic underwriting results.

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    INSURANCE GROUP (CONTINUED)

    Net investment income earned by Insurance Group members during the first quarter was $224 million in 1998 and $217 million in 1997. In the first quarter of 1998, the Insurance Group earned more taxable interest income, but less dividend income than in the first quarter of 1997. During the first quarter, dividends earned from investments in US Airways Preferred shares were $6 million in 1998 compared to $54 million in 1997. In March 1998, all preferred shares of US Airways were converted into common shares of that company. US Airways has not paid dividends on its common shares for the past several years. Thus, for the remainder of 1998, the Insurance Group will likely earn lower amounts of dividend income than in 1997.

    Insurance Group members continue to maintain large levels of invested assets derived from shareholder capital as well as from float, an approximation of the net amount of policyholder funds available for investment. Float was approximately $7.3 billion as of March 31, 1998.

    MANUFACTURING, MERCHANDISING AND SERVICES

    Results of operations of Berkshire's diverse non-insurance businesses are shown in the following table. Dollar amounts are in millions.

                                                                                                   First Quarter
                                                                                       ------------------------------------
                                                                                              1998                1997
                                                                                       ----------------     ---------------
                                                                                       Amount       %       Amount      %
                                                                                       ------     -----     ------    -----
Revenues.........................................................................       $995      100.0     $833      100.0
Costs and expenses...............................................................        876       88.0      729       87.5
                                                                                        ----      -----     ----      -----
Earnings before income taxes and minority interest                                       119       12.0      104       12.5
Applicable income taxes and minority interest....................................         50        5.0       42        5.0
                                                                                        ----       ----     ----       ----
Net earnings.....................................................................       $ 69        7.0     $ 62        7.5
                                                                                        ====       ====     ====       ====

    Revenues from these several and diverse business activities during 1998's first quarter were greater by $162 million (19.4%) than revenues during the corresponding 1997 period. A significant portion of the increase relates to two recent business acquisitions. On January 7, 1998, the acquisition of International Dairy Queen, Inc. ("Dairy Queen") was completed. Dairy Queen develops, licenses and services a system of approximately 5,800 Dairy Queen stores located throughout the United States, Canada and other foreign countries, which feature hamburgers, hot dogs, various dairy desserts and beverages. (See Notes to Interim Consolidated Financial Statements for additional information regarding this acquisition). A smaller acquisition occurred on July 1, 1997, when Berkshire acquired Star Furniture Company ("Star"). Star is headquartered in Houston, Texas and is a major retailer of home furnishings in that market.

    Several of Berkshire's other businesses reported comparative revenue increases with the most significant reported by the Scott Fetzer group of companies. Somewhat offsetting these increases was a comparative decline at See's due to the timing of the Easter holiday which fell in the second quarter during 1998 whereas in 1997, the holiday fell in the first quarter.

    Net earnings from this group of businesses were greater by $7 million (11.3%) than net earnings reported in the corresponding prior year period. The inclusion of Dairy Queen's and Star's results during 1998 account for about two-thirds of the increase. Most of Berkshire's other non-insurance businesses reported comparative earnings increases. The most significant comparative earnings decline arose at See's and was due to the timing of the Easter holiday.

                                    FORM 10-Q

                            BERKSHIRE HATHAWAY INC.                  Q/E 3/31/98

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    REALIZED INVESTMENT GAIN/LOSS

    Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded when investments are sold, other than temporarily impaired or in certain situations, as required under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $470 million and $21 million for the first quarter of 1998 and 1997, respectively.

    While the amount of realized investment gain had a material impact on reported net earnings for the first quarter of 1998, the effect on the change in the Company's total shareholders' equity was minor. This is due to the fact that Berkshire carries most of its investments at market value, with the unrealized gains, net of tax, reported as a separate component of shareholders' equity. For the first quarter of 1998, the net increase in unrealized appreciation of investments was $2.3 billion, bringing the accumulated balance to $20.5 billion at March 31, 1998.

FINANCIAL CONDITION

    Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at March 31, 1998, was $34.8 billion, or $28,021 per equivalent share of Class A Common Stock.


                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27 -- Financial Data Schedule

                                    SIGNATURE

        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BERKSHIRE HATHAWAY INC.
                                             (Registrant)


Date May 14, 1998                                  /s/ Marc D. Hamburg
                                             -------------------------------
                                                       (Signature)
                                             Marc D. Hamburg, Vice President
                                             and Principal Financial Officer