Form 10-Q
period 1998-06-30
BERKSHIRE HATHAWAY INC /DE/
filed 1998-08-07
CIK 109694

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               ----------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 1-10125
                       -------

                             BERKSHIRE HATHAWAY INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                             04 2254452
     -------------------------------     --------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification number)
      incorporation or organization)


                    1440 Kiewit Plaza, Omaha, Nebraska 68131
               --------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)


                                 (402) 346-1400
               --------------------------------------------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


  [X]
  ---      ---
  YES      NO


       Number of shares of common stock outstanding as of August 1, 1998:

                             Class A -- 1,183,606
                             Class B -- 1,728,023

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/98


PART I - FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                   --------

       ITEM 1.   FINANCIAL STATEMENTS

                 Consolidated Balance Sheets --                                          2
                 June 30, 1998 and December 31, 1997

                 Consolidated Statements of Earnings --                                  3
                 Second Quarter and First Half 1998 and 1997

                 Condensed Consolidated Statements of Cash Flows--                       4
                 First Half 1998 and 1997

                 Notes to Interim Consolidated Financial Statements                    5-9

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   10-13
                 CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                          13-14

                                    FORM 10-Q
                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98
                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions except share amounts)


                                                                 June 30,       December 31,
                                                                   1998             1997
                                                               ------------     ------------

           ASSETS
Cash and cash equivalents ................................     $      7,118     $      1,002
Investments:
  Securities with fixed maturities .......................            5,483           10,298
  Equity securities and other investments ................           41,629           36,248
Receivables ..............................................            1,735            1,711
Inventories ..............................................              686              639
Assets of finance businesses .............................            1,340            1,249
Property, plant and equipment ............................            1,127            1,057
Goodwill of acquired businesses ..........................            3,410            3,067
Other assets .............................................            1,419              840
                                                               ------------     ------------
                                                               $     63,947     $     56,111
                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ......................     $      7,241     $      6,850
Unearned premiums ........................................            1,468            1,274
Accounts payable, accruals and other liabilities .........            2,014            2,202
Income taxes, principally deferred .......................           12,409           10,539
Borrowings under investment agreements and other debt ....            2,192            2,267
Liabilities of finance businesses ........................            1,190            1,067
                                                               ------------     ------------
                                                                     26,514           24,199
                                                               ------------     ------------
Minority shareholders' interests .........................              516              457
                                                               ------------     ------------
Shareholders' equity:
  Common Stock: *
    Class A Common Stock, $5 par value and Class B
    Common Stock, $0.1667 par value ......................                7                7
  Capital in excess of par value .........................            2,671            2,347
  Unrealized appreciation of investments, net ............           21,437           18,198
  Retained earnings ......................................           12,832           10,934
                                                               ------------     ------------
                                                                     36,947           31,486
  Less: Cost of Class A common shares in treasury ........               30               31
                                                               ------------     ------------
         Total shareholders' equity ......................           36,917           31,455
                                                               ------------     ------------
                                                               $     63,947     $     56,111
                                                               ============     ============


* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. On an equivalent Class A Common Stock basis, there are 1,241,203 shares outstanding at June 30, 1998 and 1,234,127 shares outstanding on December 31, 1997.

See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)


                                                                  Second Quarter                    First Half
                                                            --------------------------      --------------------------
                                                               1998            1997            1998            1997
                                                            ----------      ----------      ----------      ----------

REVENUES:
  Insurance premiums earned ..........................      $    1,249      $    1,260      $    2,616      $    2,243
  Sales and service revenues .........................           1,042             821           2,016           1,638
  Interest, dividend and other investment income .....             283             214             532             449
  Income from finance businesses .....................              11               8              23              15
  Realized investment gain ...........................           1,351              35           2,074              68
                                                            ----------      ----------      ----------      ----------
                                                                 3,936           2,338           7,261           4,413
                                                            ----------      ----------      ----------      ----------

COST AND EXPENSES:
  Insurance losses and loss adjustment expenses ......             854             964           1,948           1,717
  Insurance underwriting expenses ....................             308             202             532             362
  Cost of products and services sold .................             661             511           1,280           1,012
  Selling, general and administrative expenses .......             247             215             496             429
  Goodwill amortization ..............................              24              21              47              42
  Interest expense ...................................              27              27              54              55
                                                            ----------      ----------      ----------      ----------
                                                                 2,121           1,940           4,357           3,617
                                                            ----------      ----------      ----------      ----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST ...           1,815             398           2,904             796
  Income taxes .......................................             624             116             987             226
  Minority interest ..................................              15               4              19               8
                                                            ----------      ----------      ----------      ----------
NET EARNINGS .........................................      $    1,176      $      278      $    1,898      $      562
                                                            ==========      ==========      ==========      ==========

  Average shares outstanding * .......................       1,241,200       1,232,246       1,240,957       1,232,246

NET EARNINGS PER SHARE * .............................      $      947       $     226      $    1,529      $      456
                                                            ==========      ==========      ==========      ==========


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


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/98
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)


                                                                                       First Half
                                                                              -----------------------------
                                                                                  1998               1997
                                                                              ----------         ----------

Net cash flows from operating activities ...............................      $     (131)        $    1,167
                                                                              ----------         ----------
     Cash flows from investing activities:
       Purchases of investments ........................................          (3,915)            (2,826)
       Proceeds on sales and maturities of investments .................          10,607              2,447
       Loans and investments originated in finance businesses ..........            (213)              (226)
       Principal collections on loans and investments originated
         in finance businesses .........................................             128                142
       Acquisitions of businesses ......................................            (210)              (775)
       Other ...........................................................            (104)               (82)
                                                                              ----------         ----------
Net cash flows from investing activities ...............................           6,293             (1,320)
                                                                              ----------         ----------
     Cash flows from financing activities:
       Proceeds from borrowings of finance businesses ..................              61                 45
       Proceeds from other borrowings ..................................             596                514
       Repayments of borrowings of finance businesses ..................             (65)              (109)
       Repayments of other borrowings ..................................            (672)              (580)
                                                                              ----------         ----------
Net cash flows from financing activities ...............................             (80)              (130)
                                                                              ----------         ----------
Increase(decrease) in cash and cash equivalents ........................           6,082               (283)
Cash and cash equivalents at beginning of year* ........................           1,058              1,350
                                                                              ----------         ----------
Cash and cash equivalents at end of first half* ........................      $    7,140         $    1,067
                                                                              ==========         ==========
Supplemental cash flow information:
     Cash paid during the period for:
       Income taxes ....................................................      $      832         $      196
       Interest ........................................................              60                 60
Non-cash investing and financing activities:
     Liabilities assumed in connection with acquisition of business ....              51                 --
     Common shares issued in connection with acquisition of business ...             323                 --
     Contingent value of Exchange Notes recognized in earnings .........              17                 --
     Value of equity securities used to redeem Exchange Notes ..........             106                 --

 *Cash and cash equivalents are comprised of the following:
  Beginning of year --
     Finance businesses ................................................      $       56         $       10
     Other .............................................................           1,002              1,340
                                                                              ----------         ----------
                                                                              $    1,058         $    1,350
                                                                              ==========         ==========

  End of first half --
     Finance businesses ................................................      $       22         $       16
     Other .............................................................           7,118              1,051
                                                                              ----------         ----------
                                                                              $    7,140         $    1,067
                                                                              ==========         ==========


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98

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

NOTE 2. ACQUISITION OF INTERNATIONAL DAIRY QUEEN, INC.

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

NOTE 3. PENDING MERGER AGREEMENTS

   On June 19, 1998, Berkshire announced that it had signed a merger agreement with General Re Corporation ("General Re"). Under the terms of the agreement, which is subject to the approvals of the shareholders of both Berkshire and General Re and to certain regulatory approvals, General Re shareholders will receive at their election either 0.0035 shares of Berkshire Class A Common Stock or 0.105 shares of Berkshire Class B Common Stock for each share of General Re common stock they own at the time the transaction is consummated.

   The agreement also provides that Berkshire and General Re must receive certain tax rulings from the Internal Revenue Service prior to February 19, 1999 or an alternative form of transaction can be elected by Berkshire. Under the alternative transaction, shareholders of General Re will receive the same aggregate value in consideration as stated in the prior paragraph, but will receive 3% of the consideration in cash rather than stock. The total consideration for the transaction, based upon the closing price of Berkshire Class A Common Stock on July 31, 1998 is approximately $19 billion. It is expected that the transaction will be completed during 1998's fourth quarter.

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. PENDING MERGER AGREEMENTS (CONTINUED)

   General Re is a holding company for global reinsurance and related risk management operations. It owns General Reinsurance Corporation and National Reinsurance Corporation, the largest professional property/casualty reinsurance group domiciled in the United States, and also holds a controlling interest in Kolnische Ruckversicherungs-Gesellschaft AG (Cologne Re), a major international reinsurer. Together, General Re and Cologne Re transact reinsurance business as "General & Cologne Re".

   In addition, General Re writes excess and surplus lines insurance through General Star Management Company, provides alternative risk solutions through Genesis Underwriting Management Company, provides reinsurance brokerage services through Herbert Clough, Inc., manages aviation insurance risks through United States Aviation Underwriters, Inc., and acts as a business development consultant and reinsurance intermediary through Ardent Risk Services, Inc. General Re also operates as a dealer in the swap and derivatives market through General Re Financial Products Corporation, and provides specialized investment services to the insurance industry through General Re-New England Asset Management, Inc.

   On July 23, 1998, Berkshire announced that it had signed a merger agreement with Executive Jet, Inc. ("Executive Jet"). Under the terms of the agreement, shareholders of Executive Jet will receive total consideration valued at approximately $725 million. The total consideration will be paid in a combination of shares of Berkshire Class A and Class B Common Stock and cash subject to a limitation that the amount of cash to be received will not exceed 50% of the total value of the consideration. Executive Jet shareholders have preliminarily elected to receive approximately 48% of the total consideration in cash. This transaction is expected to close during 1998's third quarter.

   Executive Jet is the world's leading provider of fractional ownership programs for general aviation aircraft. Executive Jet currently operates its NetJets(R) fractional ownership programs in the United States and Europe. In addition, Executive Jet is pursuing other international activities. The fractional ownership concept was first introduced in 1986. Since then the NetJets program has grown to include nine aircraft types with plans to introduce several more models in the next two years.

NOTE 4. INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

   Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance businesses -- See Note 9) are shown in the tabulation below (in millions).


                                                June 30,       December 31,
                                                  1998              1997
                                             ------------      ------------

Amortized cost ........................      $      5,280      $      9,113
Gross unrealized gains ................               203             1,186
Gross unrealized losses ...............                --                (1)
                                             ------------      ------------
Estimated fair value ..................      $      5,483      $     10,298
                                             ============      ============

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. INVESTMENTS IN EQUITY SECURITIES AND OTHER INVESTMENTS

   Data with respect to investments in equity securities and other investments are shown in the tabulation below (in millions). Individual investments whose fair values exceed ten percent of consolidated shareholders' equity at June 30, 1998 and December 31, 1997 are listed separately.

                                                           June 30,         December 31,
                                                             1998               1997
                                                         ------------       ------------

Total cost ............................................  $      8,287       $      9,017
Gross unrealized gains ................................        33,388             27,277
Gross unrealized losses ...............................           (46)               (46)
                                                         ------------       ------------
Total fair value ......................................  $     41,629       $     36,248
                                                         ============       ============
Fair value:
  American Express Company ............................  $      5,626       $      4,414
  The Coca-Cola Company ...............................        17,100             13,338
  The Gillette Company ................................         5,460              4,821
  All others ..........................................        13,443             13,675
                                                         ------------       ------------
  Total ...............................................  $     41,629       $     36,248
                                                         ============       ============

NOTE 6. DEFERRED INCOME TAX LIABILITIES

   The tax effects of significant items comprising the Company's net deferred tax liabilities as of June 30, 1998 and December 31, 1997 are as follows (in millions):

                                                                  June 30,        December 31,
                                                                   1998               1997
                                                               ------------       ------------

Deferred tax liabilities:
   Relating to unrealized appreciation of investments ......   $     11,709       $      9,940
   Other ...................................................            930              1,168
                                                               ------------       ------------
                                                                     12,639             11,108
Deferred tax assets ........................................           (689)              (708)
                                                               ------------       ------------
   Net deferred tax liabilities ............................   $     11,950       $     10,400
                                                               ============       ============


NOTE 7. COMMON STOCK

   The following table summarizes Berkshire's common stock activity during the first half of 1998.


                                                          Class A Common Stock                        Class B Common Stock
                                                       (1,500,000 shares authorized)             (50,000,000 shares authorized)
                                                ---------------------------------------------    ------------------------------
                                                   Issued        In Treasury      Outstanding        Issued and Outstanding
                                                ----------       -----------      -----------    ------------------------------

Balance at December 31, 1997 ................    1,366,090          168,202        1,197,888                1,087,156
Common Stock issued in connection with
   acquisition of business ..................           --           (4,619)           4,619                   72,592
Conversions of Class A Common Stock
   to Class B Common Stock and other ........      (13,589)              --          (13,589)                 408,811
                                                ----------       ----------       ----------               ----------
Balance at June 30, 1998 ....................    1,352,501          163,583        1,188,918                1,568,559
                                                ==========       ==========       ==========               ==========

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. COMMON STOCK (CONTINUED)

   Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

   Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,241,203 shares outstanding at June 30, 1998 and 1,234,127 shares outstanding on December 31, 1997.

NOTE 8. COMPREHENSIVE INCOME

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

   Comprehensive income for the second quarter and first half of 1998 and 1997 is as follows (in millions):


                                                                     Second Quarter                   First Half
                                                               --------------------------      --------------------------
                                                                  1998            1997            1998            1997
                                                               ----------      ----------      ----------      ----------

Net earnings .............................................     $    1,176      $      278      $    1,898      $      562
Other comprehensive income:
   Increase in unrealized appreciation of investments ....          1,477           5,540           5,050           6,280
   Applicable income taxes and minority interests ........            516           1,996           1,811           2,257
                                                               ----------      ----------      ----------      ----------
                                                                      961           3,544           3,239           4,023
                                                               ----------      ----------      ----------      ----------
Comprehensive income .....................................     $    2,137      $    3,822      $    5,137      $    4,585
                                                               ==========      ==========      ==========      ==========

NOTE 9. FINANCE BUSINESSES

   Assets and liabilities of Berkshire's finance businesses are summarized below (in millions).


                                                                 June 30,      December 31,
                                                                   1998            1997
                                                               ------------    ------------

Assets
Cash and cash equivalents ..................................   $         22    $         56
Installment loans and other receivables ....................            215             222
Fixed maturity investments .................................          1,103             971
                                                               ------------    ------------
                                                               $      1,340    $      1,249
                                                               ============    ============
Liabilities
Borrowings under investment agreements and other debt ......   $        324    $        326
Annuity reserves and policyholder liabilities ..............            777             697
Other ......................................................             89              44
                                                               ------------    ------------
                                                               $      1,190    $      1,067
                                                               ============    ============

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. FINANCE BUSINESSES (CONTINUED)

   The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).


                                                                 June 30,        December 31,
                                                                   1998              1997
                                                               ------------      ------------

Assets
Cash and cash equivalents ..................................   $         15      $         11
Installment loans and other receivables * ..................            182               189
Mortgage-backed securities, at cost ........................             25                50
                                                               ------------      ------------
                                                               $        222      $        250
                                                               ============      ============

Liabilities
Borrowings under investment agreements and other debt ......   $        160      $        192
Other ......................................................             28                25
                                                               ------------      ------------
                                                               $        188      $        217
                                                               ============      ============


* Includes receivables from affiliated companies of $42 million and $49 million at June 30, 1998 and December 31, 1997, respectively.


   Net income from Scott Fetzer Financial Group businesses for the second quarter and first half of 1998 and 1997 is summarized below (in millions).


                                        Second Quarter              First Half
                                    ---------------------     ---------------------
                                      1998         1997         1998         1997
                                    --------     --------     --------     --------

Revenues .....................      $     10     $     12     $     21     $     25
Costs and expenses ...........             7            9           13           19
                                    --------     --------     --------     --------
Income before income taxes ...             3            3            8            6
Income taxes .................             1            1            3            2
                                    --------     --------     --------     --------
Net income ...................      $      2     $      2     $      5     $      4
                                    ========     ========     ========     ========

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net earnings for the second quarter and first half of the current and prior year are summarized in the following table. Amounts are in millions and each figure is income tax effected.


                                                            Second Quarter                        First Half
                                                     ----------------------------        ----------------------------
                                                        1998              1997              1998              1997
                                                     ----------        ----------        ----------        ----------

Insurance, except realized investment gain .......   $      242        $      207        $      434        $      418
Manufacturing, merchandising and services ........           81                59               150               121
Unallocated income/expense, net ..................            5                 6                12                12
Interest expense * ...............................          (16)              (17)              (32)              (33)
                                                     ----------        ----------        ----------        ----------
   Earnings before realized investment gain ......          312               255               564               518
Realized investment gain .........................          864                23             1,334                44
                                                     ----------        ----------        ----------        ----------
   Net earnings ..................................   $    1,176        $      278        $    1,898        $      562
                                                     ==========        ==========        ==========        ==========

* For purposes of the above table, interest expense of finance businesses is netted against the directly related service activity revenues.

   INSURANCE GROUP

   The after tax figures shown above for Insurance Group earnings, except realized investment gain, are detailed in the following table. Amounts are in millions.

                                                         Second Quarter                         First Half
                                                   ----------------------------        ----------------------------
                                                      1998              1997              1998              1997
                                                   ----------        ----------        ----------        ----------

Premiums earned from:
   Direct insurance ..........................     $    1,070        $      933        $    2,088        $    1,818
   Reinsurance assumed .......................            179               327               528               425
                                                   ----------        ----------        ----------        ----------
                                                   $    1,249        $    1,260        $    2,616        $    2,243
                                                   ==========        ==========        ==========        ==========

Underwriting gain (loss) attributable to:
   Direct insurance ..........................     $       91        $       57        $      149        $      135
   Reinsurance assumed .......................             (4)               36               (13)               29
                                                   ----------        ----------        ----------        ----------
     Total underwriting gain .................             87                93               136               164
Net investment income ........................            260               196               484               413
Goodwill amortization * ......................            (10)              (11)              (21)              (22)
                                                   ----------        ----------        ----------        ----------
     Earnings before income taxes ............            337               278               599               555
Income tax expense ...........................             93                69               161               133
Minority interest ............................              2                 2                 4                 4
                                                   ----------        ----------        ----------        ----------
     Net earnings from Insurance,
        except realized investment gain ......     $      242        $      207        $      434        $      418
                                                   ==========        ==========        ==========        ==========

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

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

   INSURANCE GROUP (CONTINUED)

   Insurance premiums earned during the second quarter by GEICO totaled $985 million in 1998 and $855 million in 1997. For the first half, premiums earned by GEICO were $1,922 million in 1998 and $1,670 million in 1997. The growth in premiums earned derived from significant increases in voluntary auto policies in-force, partially offset by declines in residual market auto and homeowners insurance business. Voluntary auto premiums earned for the first half of 1998 exceeded 1997 by 17.2%, reflecting a 17.6% increase in policies in-force. Policy growth over the past twelve months was 14.0% in the preferred-risk auto business and 38.8% in the standard and non-standard auto lines. The in-force policy growth resulted from GEICO's ongoing marketing efforts and competitive prices. It is expected that voluntary policies in-force will grow by more than 19% in 1998.

   Premium rate reductions were taken in certain states during 1998 with respect to GEICO's voluntary auto businesses. These rate reductions are intended to align premium rates with profit targets. Such reductions will be reflected in premiums earned in future periods.

   GEICO produced net underwriting gains during the second quarter totaling $93 million in 1998 and $48 million in 1997. For the first half, GEICO's net underwriting gains were $154 million in 1998 and $118 million in 1997. GEICO's net underwriting results in 1998 and 1997 benefitted from lower than expected claim losses and claim handling expenses. These relatively lower costs reflect declining severity of auto liability claims, reduced frequency of physical damage claims resulting from mild weather conditions, and minor amounts of catastrophe losses. Conversely, 1998 periods reflect higher levels of underwriting expenses related to advertising and other costs associated with new policy growth and increased accruals for profit sharing costs.

   Premiums earned by the numerous other direct insurance businesses in 1998 exceeded amounts earned in the corresponding 1997 periods by $7 million for the second quarter and $18 million for the first half. Increased premiums earned in 1998 periods by the international auto and credit card credit insurance businesses were partially offset by lower amounts earned from the specialty risk and traditional commercial motor vehicle businesses. Collectively, the other direct insurance businesses produced net underwriting losses during 1998 of $2 million for the second quarter and $5 million for the first half. During 1997, this group of businesses generated underwriting gains of $9 million for the second quarter and $17 million for the first half. Nearly all of the comparative decline in underwriting results derived from the specialty risk and international auto insurance businesses.

   Reinsurance premiums earned during the first half of 1998 and 1997 included $286 million and $142 million, respectively, from retroactive reinsurance and structured settlement contracts. Such contracts provide for the indemnification of insurance risks associated with past loss events or periodic payments on settled claims. In 1998, nearly all of the premiums from these contracts were recorded in the first quarter, whereas nearly all of the premiums earned in 1997 were in the second quarter. Retroactive reinsurance and structured settlement contracts generated second quarter underwriting losses of $21 million in 1998 and $19 million in 1997. For the first half, these contracts produced underwriting losses of $46 million in 1998 and $40 million in 1997. Claims related to these contracts are expected to be paid over lengthy time periods. Accordingly, the premiums charged for such policies are based in part on time discounting of such loss payments. Underwriting losses related to retroactive reinsurance and structured settlement contracts represent the recurring recognition of time value of money concepts, the accretion of discounted structured settlement liabilities and amortization of deferred charges re reinsurance assumed. The accretion and amortization charges are recorded as losses incurred and because there is no offsetting premiums, as underwriting losses. Nevertheless, this business is accepted because of the large amounts of investable policyholder funds ("float") generated.

   Premiums earned in the second quarter of 1998 and 1997 from other reinsurance businesses were $179 million and $185 million, respectively. For the first half, other reinsurance premiums earned were $242 million in 1998 and $283 million in 1997. During the second quarter, other reinsurance activities produced net underwriting gains of $17 million in 1998 and $55 million in 1997. For the first half, net underwriting gains attributed to other reinsurance were $33 million in 1998 and $69 million in 1997. The decline in underwriting gains in 1998 periods was primarily due to lower gains from catastrophe reinsurance contracts. While catastrophe losses in both 1998 and 1997 were minor, catastrophe premiums earned, net of amounts refundable to insureds based on favorable loss experience, were lower during 1998 periods. Still, risks assumed through catastrophe reinsurance are considerable, particularly with respect to hurricane and earthquake perils in the United States. The underwriting results of the catastrophe reinsurance business remain

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

   INSURANCE GROUP (CONTINUED)

subject to extreme volatility. Additionally, the recognition of the estimation error inherent in establishing the liability for unpaid losses and loss adjustment expenses can significantly affect underwriting results of reinsurance assumed businesses, as well as the results of direct insurance operations.

   Net investment income earned by the Insurance Group during the second quarter and first half of 1998 exceeded amounts earned during the corresponding 1997 periods by $64 million (32.7%) and $71 million (17.2%), respectively. Increased amounts of taxable interest earned in 1998 periods more than offset the comparative declines in dividends and tax exempt interest income earned. For the first half, dividends earned from investments in US Airways Preferred shares were $6 million in 1998 compared to $62 million in 1997. In March 1998, all preferred shares of US Airways were converted into common shares of that company. US Airways has not paid dividends on its common stock for the past several years.

   The Insurance Group continues to maintain substantial levels of investments derived from shareholder capital, as well as large amounts of float produced by the insurance and reinsurance underwriting activities. Aggregate float, an estimate of the level of policyholder funds available for investment, was approximately $7.4 billion at June 30, 1998.

   Income tax expense attributed to the Insurance segment, as a percentage of earnings before income taxes was 26.9% for the first half of 1998 and 24.0% for the first half of 1997. Changes in these ratios reflect changes in the relative mix of underwriting gains or losses and taxable interest income to tax exempt interest and dividend income, which are taxed at rates below the full statutory federal income tax rate.

   MANUFACTURING, MERCHANDISING AND SERVICES

   Results of operations of Berkshire's diverse non insurance businesses are shown in the following table. Dollar amounts are in millions.

                                                     Second Quarter                                First Half
                                      -------------------------------------------   -------------------------------------------
                                             1998                   1997                    1998                   1997
                                      --------------------   --------------------   --------------------   --------------------
                                       Amount         %       Amount         %       Amount         %       Amount         %
                                      --------    --------   --------    --------   --------    --------   --------    --------

Revenues ...........................  $  1,062       100.0   $    837       100.0   $  2,057       100.0   $  1,670       100.0
Costs and expenses .................       917        86.3        735        87.8      1,793        87.2      1,464        87.7
                                      --------    --------   --------    --------   --------    --------   --------    --------
Earnings before income taxes and
   minority interest ...............       145        13.7        102        12.2        264        12.8        206        12.3
Applicable income taxes and
   minority interest ...............        64         6.0         43         5.1        114         5.5         85         5.1
                                      --------    --------   --------    --------   --------    --------   --------    --------
Net earnings .......................  $     81         7.7   $     59         7.1   $    150         7.3   $    121         7.2
                                      ========    ========   ========    ========   ========    ========   ========    ========

   Revenues from these several and diverse business activities during 1998's second quarter and first half were greater by $225 million (26.9%) and $387 million (23.2%), respectively, than revenues during the corresponding 1997 periods. A significant portion of the increase relates to two recent business acquisitions. On January 7, 1998, the acquisition of International Dairy Queen, Inc. ("Dairy Queen") was completed. Dairy Queen develops, licenses and services a system of approximately 5,800 Dairy Queen stores located throughout the United States, Canada and other foreign countries, which feature hamburgers, hot dogs, various dairy desserts and beverages. (See Notes to Interim Consolidated Financial Statements for additional information regarding this acquisition). A smaller acquisition occurred on July 1, 1997, when Berkshire acquired Star Furniture Company ("Star"). Star is headquartered in Houston, Texas and is a major retailer of home furnishings in that market.

   Several of Berkshire's other businesses reported comparative increases in second quarter revenues with the most significant reported by See's. The increase at See's during 1998's second quarter was primarily due to the timing of the Easter holiday which fell in the second quarter during 1998 whereas in 1997, the holiday fell in the first quarter. Most of Berkshire's other non insurance businesses also reported comparative revenue increases for the first half, with the most significant reported by the Scott Fetzer group of companies.

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

   MANUFACTURING, MERCHANDISING AND SERVICES (Continued)

   Net earnings from this group of businesses were greater by $22 million (37.3%) during 1998's second quarter and $29 million (24.0%) during 1998's first half. The inclusion of Dairy Queen's and Star's results accounted for about 50% of the increase in the second quarter and 55% of the increase for the first half. Second quarter results of 1998 also benefitted from the impact at See's of the timing of Easter. Several of Berkshire's other non insurance businesses also reported comparative increases in earnings for the first half with the most significant reported by FlightSafety.

   REALIZED INVESTMENT GAIN/LOSS

   Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded when investments are sold, other than temporarily impaired or in certain situations, as required under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $864 million and $1,334 million for the second quarter and first half of 1998 versus $23 million and $44 million in the comparative prior year periods. A substantial portion of 1998's second quarter gain resulted from the sale of Berkshire's entire position in long-term zero coupon obligations of the U.S. government.

   While the amount of the realized investment gain had a material impact on reported net earnings for the 1998 periods, the effects on the changes in the Company's total shareholders' equity were minor. This is due to the fact that Berkshire carries most of its investments at market value, with the unrealized gains, net of tax, reported as a separate component of shareholders' equity. For the first half of 1998, the net increase in unrealized appreciation of investments was $3.2 billion, bringing the accumulated balance to $21.4 billion at June 30, 1998.

FINANCIAL CONDITION

   Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at June 30, 1998, was $36.9 billion, or $29,743 per equivalent share of Class A Common Stock.


                            PART II OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the annual meeting of shareholders of Berkshire Hathaway Inc. ("Berkshire"), held May 4, 1998, Berkshire's shareholders reelected Berkshire's Directors in an uncontested election. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

   Following are the votes cast in favor and against each Director. There were no votes withheld, abstentions or broker non-votes.


               Directors                              For             Against
               ---------                              ---             -------

            Warren E. Buffett                      1,048,238            578

            Howard G. Buffett                      1,048,253            563

            Susan T. Buffett                       1,048,211            605

            Malcolm G. Chace                       1,048,276            540

            Charles T. Munger                      1,048,259            557

            Ronald L. Olson                        1,043,305          5,511

            Walter Scott, Jr.                      1,048,165            651

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/98

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits
            Exhibit 27 -- Financial Data Schedule

      b. Reports on Form 8-K

            Form 8-K Filed June 26, 1998 -- Item 5 Other Events -- Report described Agreement and Plan of Mergers dated June 19, 1998 between Registrant and General Re Corporation.


                                    SIGNATURE


   Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BERKSHIRE HATHAWAY INC.
                                                     (Registrant)





Date August 7, 1998                               /s/ Marc D. Hamburg
    ---------------                             -----------------------
                                                      (Signature)

                                             Marc D. Hamburg, Vice President
                                             and Principal Financial Officer