Form 10-Q
period 1998-09-30
BERKSHIRE HATHAWAY INC /DE/
filed 1998-11-16
CIK 109694

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
[X]                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-10125


                             BERKSHIRE HATHAWAY INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                             04 2254452
    -------------------------------         -----------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)            Identification number)



                    1440 Kiewit Plaza, Omaha, Nebraska 68131
               ---------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (402) 346-1400
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

   X
 -----    ----
  YES      NO

         Number of shares of common stock outstanding as of October 30, 1998:

                              Class A -- 1,183,579
                              Class B -- 1,883,864

                                    FORM 10-Q


                             BERKSHIRE HATHAWAY INC.

PART I - FINANCIAL INFORMATION                                                 PAGE NO.
                                                                               --------

         ITEM 1.     FINANCIAL STATEMENTS

                     Consolidated Balance Sheets--                                  2
                     September 30, 1998 and December 31, 1997

                     Consolidated Statements of Earnings--                          3
                     Third Quarter and First Nine Months 1998 and 1997

                     Condensed Consolidated Statements of Cash Flows--              4
                     First Nine Months 1998 and 1997

                     Notes to Interim Consolidated Financial Statements           5-9

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          10-15
                     CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                        15

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions except share amounts)

                                                             September 30,   December 31,
                                                                 1998            1997
                                                             -------------   ------------
                ASSETS

Cash and cash equivalents ..............................        $ 6,892        $ 1,002
Investments:
  Securities with fixed maturities due within one year .          2,403          1,785
  Securities with fixed maturities due after one year ..          2,666          8,513
  Equity securities and other investments ..............         31,193         36,248
Receivables ............................................          1,900          1,711
Inventories ............................................            762            639
Assets of finance businesses ...........................          1,397          1,249
Property, plant and equipment ..........................          1,325          1,057
Goodwill of acquired businesses ........................          4,042          3,067
Other assets ...........................................          1,530            840
                                                                -------        -------
                                                                $54,110        $56,111
                                                                =======        =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ....................        $ 7,513        $ 6,850
Unearned premiums ......................................          1,583          1,274
Accounts payable, accruals and other liabilities .......          2,226          2,202
Income taxes, principally deferred .....................          8,345         10,539
Borrowings under investment agreements and other debt ..          1,792          2,267
Liabilities of finance businesses ......................          1,222          1,067
                                                                -------        -------
                                                                 22,681         24,199
                                                                -------        -------
Minority shareholders' interests .......................            472            457
                                                                -------        -------
Shareholders' equity:
  Common Stock: *
    Class A Common Stock, $5 par value and Class B
    Common Stock, $0.1667 par value ....................              7              7
  Capital in excess of par value .......................          3,024          2,347
  Unrealized appreciation of investments, net ..........         14,758         18,198
  Retained earnings ....................................         13,197         10,934
                                                                -------        -------
                                                                 30,986         31,486
  Less: Cost of Class A common shares in treasury ......             29             31
                                                                -------        -------
          Total shareholders' equity ...................         30,957         31,455
                                                                -------        -------
                                                                $54,110        $56,111
                                                                =======        =======

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. On an equivalent Class A Common Stock basis, there are 1,246,365 shares outstanding at September 30, 1998 and 1,234,127 shares outstanding at December 31, 1997.



See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                            Third Quarter             First Nine Months
                                                      ------------------------    ------------------------
                                                         1998          1997          1998          1997
                                                      ----------    ----------    ----------    ----------
REVENUES:
  Insurance premiums earned ......................    $    1,367    $    1,089    $    3,983    $    3,332
  Sales and service revenues .....................         1,134           855         3,150         2,493
  Interest, dividend and other investment income .           242           237           774           686
  Income from finance businesses .................            13             9            36            24
  Realized investment gain .......................           153           183         2,227           251
                                                      ----------    ----------    ----------    ----------
                                                           2,909         2,373        10,170         6,786
                                                      ----------    ----------    ----------    ----------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses ..         1,014           823         2,962         2,540
  Insurance underwriting expenses ................           272           197           804           559
  Cost of products and services sold .............           773           543         2,053         1,555
  Selling, general and administrative expenses ...           248           221           744           650
  Goodwill amortization ..........................            26            21            73            63
  Interest expense ...............................            28            29            82            84
                                                      ----------    ----------    ----------    ----------
                                                           2,361         1,834         6,718         5,451
                                                      ----------    ----------    ----------    ----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST           548           539         3,452         1,335
  Income taxes ...................................           179           169         1,166           395
  Minority interest ..............................             4             3            23            11
                                                      ----------    ----------    ----------    ----------
NET EARNINGS .....................................    $      365    $      367    $    2,263    $      929
                                                      ==========    ==========    ==========    ==========


  Average shares outstanding * ...................     1,244,275     1,234,121     1,242,075     1,232,878

NET EARNINGS PER SHARE * .........................    $      293    $      297    $    1,822    $      754
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





            See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                               First Nine Months
                                                                               -----------------
                                                                               1998         1997
                                                                               ----         ----
  Net cash flows from operating activities ..............................    $     14     $  1,855
                                                                             --------     --------
       Cash flows from investing activities:
         Purchases of investments .......................................      (4,615)      (6,784)
         Proceeds on sales and maturities of investments ................      11,475        5,384
         Loans and investments originated in finance businesses .........        (395)        (352)
         Principal collections on loans and investments originated
           in finance businesses ........................................         213          214
         Acquisitions of businesses .....................................        (549)        (775)
         Other ..........................................................        (202)        (147)
                                                                             --------     --------
  Net cash flows from investing activities ..............................       5,927       (2,460)
                                                                             --------     --------
       Cash flows from financing activities:
         Proceeds from borrowings of finance businesses .................         120           76
         Proceeds from other borrowings .................................         897          778
         Repayments of borrowings of finance businesses .................         (80)        (156)
         Repayments of other borrowings .................................      (1,035)        (905)
         Other ..........................................................           3           (1)
                                                                             --------     --------
  Net cash flows from financing activities ..............................         (95)        (208)
                                                                             --------     --------
  Increase(decrease) in cash and cash equivalents .......................       5,846         (813)
  Cash and cash equivalents at beginning of year* .......................       1,058        1,350
                                                                             --------     --------
  Cash and cash equivalents at end of first nine months* ................    $  6,904     $    537
                                                                             ========     ========

  Supplemental cash flow information:
      Cash paid during the period for:

         Income taxes ...................................................    $  1,437     $    338
         Interest .......................................................         102           98
  Non-cash investing and financing activities:
       Liabilities assumed in connection with acquisitions of businesses          276           25
       Common shares issued in connection with acquisitions of businesses         675           73
       Contingent value of Exchange Notes recognized in earnings ........          61         --
       Value of equity securities used to redeem Exchange Notes .........         344         --


* Cash and cash equivalents are comprised of the following:
    Beginning of year --
       Finance businesses ...............................................    $     56     $     10
       Other ............................................................       1,002        1,340
                                                                             --------     --------
                                                                             $  1,058     $  1,350
                                                                             ========     ========
    End of first nine months --
       Finance businesses ...............................................    $     12     $     16
       Other ............................................................       6,892          521
                                                                             --------     --------
                                                                             $  6,904     $    537
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

    During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 -- "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. SFAS No. 131 is effective for periods beginning after December 15, 1997 and will be adopted by the Company as of December 31, 1998.

    During 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

    Berkshire does not anticipate that adoption of these standards will have a material effect on its financial position, results of operations, or disclosures within the financial statements.

NOTE 2.  BUSINESS ACQUISITIONS

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

    On July 23, 1998, Berkshire announced that it had signed a merger agreement with Executive Jet, Inc. ("Executive Jet"). On August 7, 1998, the merger was consummated. Under the terms of the agreement, shareholders of Executive Jet received total consideration of $701 million, consisting of $350 million in cash and $351 million in Class A and Class B Common Stock.

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

    The purchase method was used to account for each of the mergers. The excess of the purchase prices over the fair values of net assets acquired was recorded as goodwill of acquired businesses and is being amortized ratably over forty years. Berkshire's results of operations include the results of Dairy Queen beginning on January 7, 1998 and Executive Jet beginning on August 7, 1998.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  PENDING MERGER

    On June 19, 1998, Berkshire announced that it had signed a merger agreement with General Re Corporation ("General Re"). The merger was approved by Berkshire shareholders on September 16, 1998 and by General Re shareholders on September 18, 1998. As of October 30, 1998, all necessary regulatory approvals have been received. Under the terms of the agreement, General Re shareholders will receive at their election either 0.0035 shares of Berkshire Class A Common Stock or
0.105 shares of Berkshire Class B Common Stock for each share of General Re common stock they own at the time the transaction is consummated.

    The merger agreement provides that Berkshire and General Re must receive certain tax rulings from the Internal Revenue Service prior to February 19, 1999 or an alternative form of transaction can be elected by Berkshire. Under the alternative transaction, shareholders of General Re will receive the same aggregate value in consideration as stated in the prior paragraph, but will receive 3% of the consideration in cash rather than stock. It is expected that the transaction will be completed during 1998's fourth quarter after receipt of the tax rulings. The total consideration for the transaction, based upon the closing price of Berkshire Class A Common Stock on October 30, 1998 is approximately $17.5 billion.

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

                                                   September 30,      December 31,
                                                       1998              1997
                                                   -------------      ------------
    Amortized cost .........................         $  5,127          $  9,113
    Gross unrealized gains .................              105             1,186
    Gross unrealized losses ................             (163)               (1)
                                                     --------          --------
    Estimated fair value ...................         $  5,069          $ 10,298
                                                     ========          ========

    Estimated fair value due within one year         $  2,403          $  1,785
    Estimated fair value due after one year             2,666             8,513
                                                     --------          --------
                                                     $  5,069          $ 10,298
                                                     ========          ========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  INVESTMENTS IN EQUITY SECURITIES AND OTHER INVESTMENTS

    Data with respect to investments in equity securities and other investments are shown in the tabulation below (in millions). Individual investments whose fair values exceed ten percent of consolidated shareholders' equity at September 30, 1998 are listed separately.

                                                   September 30,      December 31,
                                                       1998              1997
                                                   -------------      ------------
    Total cost .............................         $  8,211          $  9,017
    Gross unrealized gains .................           23,151            27,277
    Gross unrealized losses ................             (169)              (46)
                                                     --------          --------
    Total fair value .......................         $ 31,193          $ 36,248
                                                     ========          ========
    Fair value:
      American Express Company .............         $  3,839          $  4,414
      The Coca-Cola Company ................           11,525            13,338
      The Gillette Company .................            3,672             4,821
      Federal Home Loan Mortgage Corporation            3,164             2,683
      All others ...........................            8,993            10,992
                                                     --------          --------
      Total ................................         $ 31,193          $ 36,248
                                                     ========          ========

NOTE 6.  DEFERRED INCOME TAX LIABILITIES

    The tax effects of significant items comprising the Company's net deferred tax liabilities as of September 30, 1998 and December 31, 1997 are as follows (in millions):

                                                    September 30,     December 31,
                                                        1998             1997
                                                    -------------     ------------
    Deferred tax liabilities:
        Relating to unrealized appreciation
          of investments ...................         $  8,078          $  9,940
        Other ..............................              869             1,168
                                                     --------          --------
                                                        8,947            11,108
    Deferred tax assets ....................             (682)             (708)
                                                     --------          --------
        Net deferred tax liabilities .......         $  8,265          $ 10,400
                                                     ========          ========

NOTE 7.  COMMON STOCK

     The following table summarizes Berkshire's common stock activity during the first nine months of 1998.

                                                  Class A Common Stock                       Class B Common Stock
                                              (1,500,000 shares authorized)            (50,000,000 shares authorized)
                                             ----------------------------------------  ------------------------------
                                             Issued         In Treasury   Outstanding      Issued and Outstanding
                                             ------         -----------   -----------      ----------------------
Balance at December 31, 1997 .........      1,366,090         168,202       1,197,888             1,087,156
Common Stock issued in connection with
    acquisition of businesses ........           --            (9,709)          9,709                72,814
Conversions of Class A Common Stock
    to Class B Common Stock and other         (23,644)           --           (23,644)              712,382
                                           ----------      ----------      ----------            ----------
Balance at September 30, 1998 ........      1,342,446         158,493       1,183,953             1,872,352
                                           ==========      ==========      ==========            ==========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. COMMON STOCK (CONTINUED)

    Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

    Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,246,365 shares outstanding at September 30, 1998 and 1,234,127 shares outstanding at December 31, 1997.

NOTE 8. COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130 "Reporting of Comprehensive Income", as of the beginning of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Other comprehensive income of the Company consists of unrealized gains and losses on investments. SFAS No. 130 does not affect the measurement of the items included in other comprehensive income; it affects only where those items are displayed and how they are described.

    Comprehensive income for the third quarter and first nine months of 1998 and 1997 is as follows (in millions):

                                                          Third Quarter             First Nine Months
                                                          -------------             -----------------
                                                        1998          1997          1998          1997
                                                      --------      --------      --------      --------
Net earnings ....................................     $    365      $    367      $  2,263      $    929
Other comprehensive income:
   Increase/(decrease) in unrealized appreciation
     of investments .............................      (10,360)         (680)       (5,310)        5,600
   Applicable income taxes and minority interests        3,681           236         1,870        (2,021)
                                                      --------      --------      --------      --------
                                                        (6,679)         (444)       (3,440)        3,579
                                                      --------      --------      --------      --------

Comprehensive income (loss) .....................     $ (6,314)     $    (77)     $ (1,177)     $  4,508
                                                      ========      ========      ========      ========

NOTE 9.  FINANCE BUSINESSES

    Assets and liabilities of Berkshire's finance businesses are summarized below (in millions).

                                                               September 30,  December 31,
                                                                   1998           1997
                                                               -------------  ------------
    Assets
    Cash and cash equivalents ...........................         $   12         $   56
    Installment loans and other receivables .............            236            222
    Fixed maturity investments ..........................          1,149            971
                                                                  ------         ------
                                                                  $1,397         $1,249
                                                                  ======         ======
    Liabilities
    Borrowings under investment agreements and other debt         $  370         $  326
    Annuity reserves and policyholder liabilities .......            808            697
    Other ...............................................             44             44
                                                                  ------         ------
                                                                  $1,222         $1,067
                                                                  ======         ======

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. FINANCE BUSINESSES (CONTINUED)

    The preceding summarized financial data includes the commercial and consumer finance activities conducted by the Scott Fetzer Financial Group and its subsidiaries. Assets and liabilities of these businesses are summarized below (in millions).

                                                             September 30,  December 31,
                                                                 1998          1997
                                                             -------------  ------------
    Assets
    Cash and cash equivalents ...........................         $ 12         $ 11
    Installment loans and other receivables * ...........          188          189
    Mortgage-backed securities, at cost .................           16           50
                                                                  ----         ----
                                                                  $216         $250
                                                                  ====         ====
    Liabilities
    Borrowings under investment agreements and other debt         $155         $192
    Other ...............................................           24           25
                                                                  ----         ----
                                                                  $179         $217
                                                                  ====         ====

* Includes receivables from affiliated companies of $43 million and $49 million at September 30, 1998 and December 31, 1997, respectively.


    Net income from Scott Fetzer Financial Group businesses for the third quarter and first nine months of 1998 and 1997 is summarized below (in millions).

                                       Third Quarter          First Nine Months
                                       -------------          -----------------
                                      1998        1997        1998         1997
                                      ----        ----        ----         ----
    Revenues .................         $11         $12         $32         $37
    Costs and expenses .......           6           9          19          28
                                       ---         ---         ---         ---
    Income before income taxes           5           3          13           9
    Income taxes .............           2           1           5           3
                                       ---         ---         ---         ---
    Net income ...............         $ 3         $ 2         $ 8         $ 6
                                       ===         ===         ===         ===

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the third quarter and first nine months of the current and prior year are summarized in the following table. Amounts are in millions and each figure is income tax effected.

                                                          Third Quarter                   First Nine Months
                                                          -------------                   -----------------
                                                       1998            1997             1998             1997
                                                       ----            ----             ----             ----
Insurance, except realized investment gain .         $   202          $   202          $   636          $   620
Manufacturing, merchandising and services ..              71               58              221              179
Unallocated income/expense, net ............               8                5               20               17
Interest expense * .........................             (17)             (17)             (49)             (50)
                                                     -------          -------          -------          -------
    Earnings before realized investment gain             264              248              828              766
Realized investment gain ...................             101              119            1,435              163
                                                     -------          -------          -------          -------
    Net earnings ...........................         $   365          $   367          $ 2,263          $   929
                                                     =======          =======          =======          =======


* For purposes of the above table, interest expense of finance businesses is netted against the directly related service activity revenues.

    INSURANCE GROUP

    The after tax figures shown above for Insurance Group earnings, except realized investment gain, are detailed in the following table. Amounts are in millions.

                                                   Third Quarter             First Nine Months
                                               ---------------------      ----------------------
                                                 1998          1997          1998         1997
                                                 ----          ----          ----         ----
Premiums earned from:
    Direct insurance ....................      $ 1,116       $   968       $ 3,204       $ 2,786
    Reinsurance assumed .................          251           121           779           546
                                               -------       -------       -------       -------
                                               $ 1,367       $ 1,089       $ 3,983       $ 3,332
                                               =======       =======       =======       =======
Underwriting gain (loss) attributable to:
    Direct insurance ....................      $    97       $   112       $   246       $   247
    Reinsurance assumed .................          (16)          (43)          (29)          (14)
                                               -------       -------       -------       -------
      Total underwriting gain ...........           81            69           217           233
Net investment income ...................          216           218           700           631
Goodwill amortization * .................          (12)          (10)          (33)          (32)
                                               -------       -------       -------       -------
      Earnings before income taxes ......          285           277           884           832
Income tax expense ......................           81            73           242           206
Minority interest .......................            2             2             6             6
                                               -------       -------       -------       -------
      Net earnings from Insurance,
         except realized investment gain       $   202       $   202       $   636       $   620
                                               =======       =======       =======       =======

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

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

INSURANCE GROUP (CONTINUED)

    Insurance premiums earned during the third quarter by GEICO totaled $1,035 million in 1998 and $887 million in 1997. For the first nine months, premiums earned by GEICO were $2,957 million in 1998 and $2,557 million in 1997. The growth in premiums earned largely derived from significant increases in voluntary auto policies in-force, partially offset by declines in residual market auto and homeowners insurance business. Voluntary auto premiums earned for the first nine months of 1998 exceeded 1997 by 17.6%, reflecting a 19.1% increase in policies in-force offset slightly by the effects of certain premium rate reductions. Policy growth over the past twelve months was 15.7% in the preferred-risk auto business and 38.6% in the standard and non-standard auto lines. The in-force policy growth resulted from GEICO's ongoing marketing efforts and competitive prices. It is expected that voluntary policies in-force will continue to grow at the same or greater annual rates over the remainder of 1998 and into 1999. Premium rate reductions were taken in certain states during 1998 with the intention of better aligning premium rates with profit targets. Such reductions will be fully reflected in premiums earned over the next twelve months and are expected to reduce profit margins.

    GEICO produced net underwriting gains during the third quarter totaling approximately $102 million in both 1998 and 1997. For the first nine months, GEICO's net underwriting gains were $256 million in 1998 and $220 million in 1997. GEICO's net underwriting results in 1998 and 1997 benefitted from lower than expected claim losses and claim handling expenses. For the first nine months, losses and loss adjustment expenses incurred, as a percentage of earned premiums, were 73.0% in 1998 compared to 75.2% in 1997. The lower than expected ratios in both years reflect declining severity of auto liability claims, reduced frequency of physical damage claims resulting from generally mild weather conditions, and relatively minor amounts of catastrophe losses. The 1998 periods reflect higher levels of underwriting expenses related to advertising and other costs associated with the in-force policy growth and significantly increased accruals for profit sharing costs.

    For the third quarter of 1998, premiums earned from Berkshire's other diverse direct insurance activities were $81 million, unchanged from the third quarter of 1997. For the first nine months, premiums earned by these direct insurance businesses were $247 million in 1998 and $229 million in 1997. In each period, Central States' credit card credit insurance business was the largest contributor (approximately 40%) of the total premiums earned by these businesses. During 1998, other direct insurance businesses collectively produced net underwriting losses of $5 million for the third quarter and $10 million for the first nine months compared to net underwriting gains in 1997 of $10 million for the third quarter and $27 million for the first nine months. The decline in comparative net underwriting results during 1998 periods primarily reflects the effects of increased underwriting losses from international auto insurance, increased claim costs associated with traditional commercial motor vehicle insurance, and lower underwriting profits from specialty risk insurance.

    Reinsurance premiums earned during the first nine months of 1998 and 1997 included $335 million and $142 million, respectively, from retroactive reinsurance and structured settlement contracts. Such contracts provide for the indemnification of insurance risks associated with past loss events or periodic payments on settled claims. Retroactive reinsurance and structured settlement contracts generated third quarter underwriting losses of $22 million in 1998 and $18 million in 1997. For the first nine months, these contracts produced underwriting losses of $68 million in 1998 and $58 million in 1997. Claims related to these contracts are expected to be paid over lengthy time periods. Accordingly, the premiums charged for such policies are based in part on time discounting of such loss payments. Underwriting losses related to retroactive reinsurance and structured settlement contracts represent the recurring recognition of time value of money concepts, the accretion of discounted structured settlement liabilities and amortization of deferred charges re reinsurance assumed. The accretion and amortization charges are recorded as losses incurred and, because there is no offsetting premiums, as underwriting losses. Nevertheless, this business is accepted because of the large amounts of investable policyholder funds ("float") generated.

    Reinsurance premiums earned other than from retroactive reinsurance and structured settlement contracts were $201 million in the third quarter of 1998 as compared to $121 million in the comparable prior year period. For the first nine months, such premiums earned were $444 million in 1998 as compared to $404 million in 1997. The increases in other reinsurance premiums earned during the third quarter and first nine months of 1998 were principally attributable to higher amounts earned from property catastrophe reinsurance policies, and for the first nine months was partially offset by lower amounts earned from non-catastrophe policies. While eroding market prices for catastrophe reinsurance in recent years has significantly reduced Berkshire's opportunities to write the business at acceptable prices, the Insurance Group's superior capital strength permits it to offer and accept coverages

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    INSURANCE GROUP (Continued)

of exceptionally large risks. Consequently, the occasional acceptance of a catastrophe risk can produce significant premium volume. The decline in premiums earned during the first nine months from non-catastrophe policies mainly related to the expiration and non-renewal of a single large excess of loss contract at the end of 1997.

    During the third quarter, other reinsurance activities produced net underwriting gains of $6 million in 1998 compared to net losses of $25 million in 1997. For the first nine months, these activities contributed net underwriting gains of $39 million in 1998 and $44 million in 1997. Catastrophe reinsurance policies produced net underwriting gains during the first nine months of $116 million in 1998 and $107 million in 1997. Exposure to risks assumed from catastrophe reinsurance policies remain significant, particularly with respect to hurricane and earthquake perils in the United States. So, underwriting results from such contracts remain subject to extreme volatility. Underwriting losses from non-catastrophe reinsurance for the first nine months of 1998 and 1997 were $77 million and $63 million, respectively.

    Net investment income earned by the Insurance Group during the first nine months of 1998 exceeded amounts earned during the corresponding 1997 period by $69 million (10.9%). Increased amounts of taxable interest earned in 1998 more than offset the comparative declines in dividends and tax exempt interest income earned. For the first nine months, dividends earned from investments in US Airways Preferred shares were $6 million in 1998 compared to $70 million in 1997. In March 1998, all preferred shares of US Airways were converted into common shares of that company. US Airways has not paid dividends on its common stock for the past several years.

    The Insurance Group continues to maintain substantial levels of investments derived from shareholder capital, as well as large amounts of float produced by the insurance and reinsurance underwriting activities. Aggregate float, an estimate of the level of policyholder funds available for investment, was approximately $7.6 billion at September 30, 1998.

    Income tax expense as a percentage of earnings before income taxes was 27.4% for the first nine months of 1998 and 24.8% for the first nine months of 1997. Changes in these ratios reflect changes in the relative mix of underwriting gains or losses and taxable interest income to tax exempt interest and dividend income, which are taxed at rates below the full statutory federal income tax rate.

    MANUFACTURING, MERCHANDISING AND SERVICES

    Results of operations of Berkshire's diverse non insurance businesses are shown in the following table. Dollar amounts are in millions.

                                                   Third Quarter                           First Nine Months
                                     ---------------------------------------     --------------------------------------
                                           1998                    1997                 1998                  1997
                                     ----------------       ----------------      ---------------      ----------------
                                     Amount       %         Amount       %        Amount       %       Amount      %
                                     ------     -----       ------     -----      ------    -----      ------     -----
Revenues.........................    $1,156     100.0        $872      100.0      $3,213    100.0      $2,542     100.0
Costs and expenses...............     1,029      89.0         771       88.4       2,823     87.9       2,235      87.9
                                      -----      ----        ----      -----       -----    -----      ------     -----
Earnings before income taxes and
   minority interest ............       127      11.0         101       11.6         390     12.1         307      12.1
Applicable income taxes and
   minority interest.............        56       4.9          43        4.9         169      5.2         128       5.0
                                     ------      ----        ----      -----      ------    -----      ------     -----
Net earnings.....................    $   71       6.1        $ 58        6.7      $  221      6.9       $ 179       7.1
                                     ======      ====        ====      =====      ======    =====       =====     =====

    Revenues from these diverse business activities during 1998's third quarter and first nine months were greater by $284 million (32.6%) and $671 million (26.4%) respectively, than revenues during the corresponding 1997 periods. A significant portion of the increases both for the third quarter and first nine months relates to three business acquisitions. On August 7, 1998, the acquisition of Executive Jet, Inc. ("Executive Jet") was completed. Executive Jet is the world's leading provider of fractional ownership programs for general aviation aircraft. On January 7, 1998, the acquisition of International Dairy Queen, Inc. ("Dairy Queen") was completed. Dairy Queen develops, licenses and services a system of approximately 5,800 Dairy Queen stores located throughout the United States, Canada and other foreign countries, which feature hamburgers, hot dogs, various dairy desserts and beverages. (See Notes to Interim Consolidated Financial Statements for additional information

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    MANUFACTURING, MERCHANDISING AND SERVICES (Continued)

regarding these acquisitions.) A smaller acquisition occurred on July 1, 1997, when Berkshire acquired Star Furniture Company ("Star"). Star is headquartered in Houston, Texas and is a major retailer of home furnishings in that market.
    Net earnings from this group of businesses were greater by $13 million (22.4%) during 1998's third quarter and $42 million (23.5%) for the first nine months of 1998. The inclusion of Executive Jet's and Dairy Queen's results accounted for about 65% of the increase in 1998's third quarter and along with Star accounted for about 62% of the increase for the first nine months. Several of Berkshire's other non insurance businesses also reported comparative increases in earnings during these periods with the most significant reported by FlightSafety. Earnings of the shoe businesses, however, declined.

    REALIZED INVESTMENT GAIN/LOSS

    Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded when investments are sold, other than temporarily impaired or in certain situations, as required under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $1,435 million for the first nine months of 1998 versus $163 million in the comparative prior year period.

    While the amount of the realized investment gain had a material impact on reported net earnings for the 1998 periods, the effect on the changes in the Company's total shareholders' equity was much less significant. This is due to the fact that Berkshire carries most of its investments at market value, with the unrealized gains, net of tax, reported as a separate component of shareholders' equity.

FINANCIAL CONDITION

    Berkshire's consolidated shareholders' equity at September 30, 1998 was $31.0 billion, compared to $36.9 billion at June 30, 1998, and $31.5 billion at December 31, 1997. The balance of consolidated shareholders' equity includes the after-tax net unrealized gains associated with Berkshire's investment portfolio, of which a significant portion is represented by equity securities. The fair values of equity investments, and, therefore, the related unrealized appreciation of such investments, has been and remains subject to considerable volatility due to market price changes in equity markets.

    During the first nine months of 1998, borrowings under investment agreements and other debt declined from $2.3 billion at December 31, 1997 to $1.8 billion at September 30, 1998. The decline primarily reflects the reduction of outstanding 1% Senior Exchangeable Notes due to elections exercised by the holders to convert the notes into common shares of Travelers Group, as well as a decline in the contingent value associated with the outstanding Exchange Notes at September 30, 1998.

YEAR 2000 ISSUES

    Many computer systems in use today may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some computer programs may interpret the year "00" as 1900, instead of as 2000, causing errors in calculations or the value "00" may be considered invalid by the computer program, causing the system to fail. Year 2000 issues affect: (1) Information Technology (IT) utilized in the Company's widely diversified business information systems, including mainframe and client server hardware and software applications, (2) non-IT systems utilized by the Company, such as communications, facilities management, and manufacturing and service equipment containing embedded computer chips, and (3) IT and non-IT systems of significant customers, suppliers, business partners and equity investees.

    Berkshire and its subsidiaries could be adversely affected if Year 2000 issues are not resolved by Berkshire or its significant customers, suppliers, business partners or equity investees before the Year 2000. Possible adverse consequences include but are not limited to: (1) the inability to obtain products or services used in business operations, (2) the inability to transact business with key customers, (3) the inability to execute transactions through the financial markets, (4) the inability to manufacture or

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    YEAR 2000 ISSUES (continued)

deliver goods or services sold to customers, (5) the decline in economic value of one or more of Berkshire's significant equity investees and (6) the occurrence of Year 2000 related losses under property and casualty insurance and reinsurance contracts entered into by subsidiaries. Berkshire's management believes that at least some minor disruptions due to Year 2000 issues will occur. On a worst case basis, if Berkshire, one or more of its significant business partners, or key governmental bodies are unable to implement timely and effective solutions to the Year 2000 issues, Berkshire could suffer material adverse effects. The financial impact of such effects cannot currently be estimated.

    Although Berkshire's business operations are diverse, they all rely on computers to conduct daily business activities. Because of the diversity of those operations, Year 2000 issues are independently managed at each of the Company's operating units. Berkshire and its subsidiaries have been working on Year 2000 readiness issues in varying degrees for several years.

    Generally, the stages involved in managing Year 2000 issues include (a) identifying the IT and non-IT systems that are non-compliant, (b) formulating strategies to remedying the problems, (c) making the changes necessary through purchasing compliant systems or fixing existing systems, and (d) testing the changes. The identification and formulation stages are nearly complete at all significant operating units. Many systems have been purchased, upgraded or corrected to make them Year 2000 compliant. In certain instances the Company has obtained certifications of Year 2000 compliance from the manufacturers of systems used by the Company. Management expects that by the end of 1999, all critical systems that are not currently Year 2000 compliant will be corrected or replaced.

    The Company has begun the testing of several systems that are believed to be Year 2000 compliant. It is expected that significant levels of testing will occur over the remainder of 1998 and throughout 1999. In addition, Berkshire has contacted a large number of its business partners to obtain information regarding their own progress on Year 2000 issues. While all business partners have not fully completed their own Year 2000 projects, Berkshire is currently not aware of any significant business partner whose Year 2000 issues will not be resolved in a timely manner. However, there is no assurance that significant Year 2000 related problems will not ultimately arise with its business partners.

    Berkshire and its subsidiaries expect to ultimately incur about $45 million in identification, remediation and testing of Year 2000 issues. Approximately $20 million of this amount was already incurred as of September 30, 1998. Year 2000 related costs are expensed as incurred. The Company does not believe that any significant IT projects have been delayed due to Year 2000 efforts.

    Berkshire and its subsidiaries have begun consideration of contingency plans to deal with certain Year 2000 issues in the event that remediation efforts are unsuccessful. Such plans will be more fully developed in 1999 to address specific areas of need.

FORWARD-LOOKING STATEMENTS

    Investors are cautioned that certain statements contained in this document, including but not limited to those under the caption Year 2000 Issues as well as some statements by the Company in periodic press releases and some oral statements of Company officials during presentations about the Company, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance and the Company has no specific intention to update these statements.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

    FORWARD LOOKING STATEMENTS (continued)

    Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire's significant equity investees, the ability of the Company and its significant business partners and equity investees to successfully implement timely year 2000 solutions, the occurrence of one or more catastrophic events, such as an earthquake or hurricane that causes losses insured by members of Berkshire's Insurance Group, changes in insurance laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business, especially those affecting the property and casualty insurance industry.

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A special meeting of shareholders of Berkshire Hathaway Inc. ("Berkshire") was held on September 16, 1998. The special meeting was held for the purpose of
1) consideration of a proposal to approve and adopt the Agreement and Plan of Merger dated as of June 19, 1998 between Berkshire and General Re Corporation and the transactions contemplated ("Proposal 1") and 2) consideration of a proposal to amend the Restated Certificate of Incorporation of Berkshire to increase to 1,650,000 (from 1,500,000) the number of authorized shares of Berkshire Class A Common Stock, and to increase to 55,000,000 (from 50,000,000) the number of authorized shares of Berkshire Class B Common Stock ("Proposal 2").

    Following are the votes cast in favor, against and abstentions with respect to each proposal:

                                   For             Against            Abstain
                                   ---             -------            -------
Proposal 1                       990,946            3,571               716
Proposal 2                       993,114            1,147               973



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    a.     Exhibits
              Exhibit 27 -- Financial Data Schedule


                                    SIGNATURE

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BERKSHIRE HATHAWAY INC.
                                   (Registrant)


Date November 13, 1998                  /s/ Marc D. Hamburg
                                   -------------------------------
                                            (Signature)
                                   Marc D. Hamburg, Vice President
                                   and Principal Financial Officer